Form 10-K
period 2010-12-31
Fresh Market, Inc.
filed 2011-03-22
CIK 1489979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34940

THE FRESH MARKET, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1311233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

628 Green Valley Road, Suite 500

Greensboro, North Carolina 27408

(Address of principal executive offices)

(336) 272-1338

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The registrant commenced the initial public offering of its common stock on November 5, 2010. Accordingly, there was no public market for the registrant’s common stock as of June 27, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s common stock outstanding as of March 18, 2011 was 47,991,045.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders (hereinafter referred to as the 2011 Proxy Statement) are incorporated by reference into Part III.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K and our 2010 Annual Report to Stockholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2010 Annual Report to Stockholders, including under “Letter to Stockholders.” Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward looking statements” may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

Our forward-looking statements contained in this Form 10-K and our 2010 Annual Report to Stockholders are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Actual results may differ materially from these expectations due to unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; our ability to anticipate and/or react to changes in customer demand; changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth and the availability of acceptable real estate locations for new store openings; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, those involved in the construction of our new store locations and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy and fuel cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings; tax matters and other factors, many of which are beyond our control. We believe that these factors include those described in “Item 1A Risk Factors” of this Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

Any forward-looking statement made by us in this Form 10-K and our 2010 Annual Report to Stockholders speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission (the “SEC”), on our website, or otherwise.

The Fresh Market, Inc.

2010 Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2010 and the One Month Ended January 30, 2011

PART I

Item 1.	Business.

General

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 30, 2011, we operated 100 stores in 20 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

Our business is characterized by the following key elements:

•

Differentiated food shopping experience. We provide a differentiated shopping experience that generates customer loyalty and favorable word-of-mouth publicity. We offer fresh, carefully selected, high-quality food products focused on perishable categories. Examples of our offerings include hand-trimmed steaks that are aged for tenderness, fresh seafood delivered up to six times per week, hand-stacked produce that is colorfully displayed and French-style baguettes baked in-store each morning. We also provide a level of customer attention that we believe is superior to conventional grocers. We strive to create a “neighborhood grocer” atmosphere that encourages employee-customer interaction and offer full-service departments staffed with knowledgeable and accommodating employees. We believe our customers associate The Fresh Market with this distinct and superior food shopping experience.

•

Smaller-box format and flexible real estate strategy. Our stores average approximately 21,000 square feet, compared to the approximately 40,000 to 60,000 square foot stores operated by many conventional supermarkets. Within this relatively smaller size, we focus on higher-margin food categories and strive to deliver a more personal level of service and a more enjoyable shopping experience. Further, our smaller-box format is adaptable to different retail sites and configurations and has facilitated our successful growth. We expect this format will enable us to continue to extend our geographic presence without compromising our profitability or shopping experience.

•

Disciplined, comprehensive approach to planning and merchandising. We apply a systematic approach to planning and merchandising to support our stores. This comprehensive support includes employee training and scheduling, store design and layout, merchandising programs, product sourcing, and numerous inventory management systems, primarily focused on perishables. We believe our disciplined, comprehensive approach allows us to quickly integrate newly-hired employees, deliver predictable financial performance and expand our store base while delivering a consistent shopping experience.

We believe our high-quality perishable food offerings and smaller, customer-friendly store environment are the key drivers of our differentiated, profitable business model. We strive to offer an extraordinary shopping experience based on quality, consistency, fairness and integrity for our customers and employees.

History

The Fresh Market was founded by Ray and Beverly Berry and opened its first store in Greensboro, North Carolina in 1982. In the late 1980s and early 1990s, the company expanded its presence outside of North Carolina, entering Tennessee, Georgia and South Carolina. In 1996, the company entered Florida, where we currently have 24 stores, making Florida our largest market. In 2005, we entered the Midwest, opening stores in Ohio, Indiana and Illinois. In 2009, we entered the Northeast, opening a store in Connecticut, with subsequent store openings in Massachusetts and New York in 2010.

Throughout The Fresh Market’s history, our company has been characterized by a culture of continuous growth and an innovative approach to perishable product offerings. As the company has grown, we have implemented numerous organizational, technological and process improvements that have standardized our systems and processes and contributed to our ability to scale our operations. At the same time we have fostered a spirit of innovation that encourages our management to continually challenge and enhance our product offerings and services.

Competitive Strengths

We attribute our success in large part to the following competitive strengths:

Outstanding food quality, store environment and customer service. We are dedicated to delivering a superior shopping experience that exceeds our customers’ expectations by offering fresh, premium products and providing a high level of customer service. Our high-quality food offerings are the result of our careful selection of distinct products based on a range of attributes such as taste, color, size, grade, marbling, growing conditions, origins and freshness. Additionally, our stores are designed to delight our customers’ senses with an aesthetically pleasing environment. Elements of this environment include colorful product presentations, ceramic tiled floors, darkened ceilings, incandescent lighting, classical music and various aromas including flowers, coffee and freshly baked goods. Additionally, we strive to engender employee pride and enthusiasm, reflecting our belief that a motivated, knowledgeable staff and a service-oriented, engaging shopping experience foster a strong relationship with our customers, generate favorable word-of-mouth publicity and drive sales.

Business well positioned for changing industry trends. We believe that our company is well positioned to capitalize on evolving consumer preferences and other trends currently shaping the food retail industry. These trends include:

•	a growing emphasis on the customer shopping experience;

•	an increasing consumer focus on healthy eating choices and fresh, quality offerings, including regionally and locally sourced products;

•	an improving perception of private-label product quality; and

•	an increasing number of older people, a demographic that is expected to account for a disproportionately higher share of food-at-home spending by households.

We believe that our differentiated food shopping experience, product offerings and smaller-box format complement these industry dynamics and will enable us to continue growing successfully and profitably.

Highly-profitable smaller-box format. Since our founding, we have exclusively operated a smaller-box format, which has proven to be highly profitable. Our stores average approximately 21,000 square feet and carry an edited assortment of approximately 9,000 to 10,000 SKUs at any one time, while many conventional supermarkets are approximately 40,000 to 60,000 square feet and carry an average of 45,000 SKUs. Within this smaller-box format, we focus on higher-margin food categories. Further, we believe our format facilitates interaction among our store managers, customers and staff, enhancing the customers’ shopping experience. Our disciplined, exclusive focus on this format leads to consistent execution across our store base, which we believe allows us to generate higher operating margins than conventional supermarkets. Additionally, the smaller-box format is adaptable to different retail sites and configurations. We expect this format will enable us to continue to extend our geographic presence without compromising our profitability or shopping experience.

Scalable operations and replicable store model. We believe that our infrastructure, including our management systems and distribution network, enables us to replicate our profitable store format and differentiated shopping experience. We expect this infrastructure to be capable of supporting significant expansion. We believe our standardized systems and processes, which rely on refined tools for procurement, inventory management, store operations and employee hiring, training and scheduling, are scalable to meet our expansion goals. We outsource substantially all of our logistics functions to third-party distributors and vendors whom we expect to have sufficient capacity to accommodate our anticipated growth. Additionally, each of our stores utilizes standard product display fixtures with flexible arrangement and design options that enable us to successfully replicate our customers’ shopping experience in stores of various sizes and dimensions. Our store management mobility tracking system allows us to efficiently deploy staff across our stores and place experienced managers in each of our new stores, helping provide a consistent shopping experience at each of our stores.

Experienced management team with proven track record. Our executive management team has extensive experience across a broad range of industries and employs an analytical, data-driven approach to decision-making that is designed to encourage innovation and stimulate continuous improvement throughout the organization. Our executive management team has an average of ten years of experience in the retail industry and an average of six years with our company, and is complemented by merchandising and operations management with an average of twenty-nine years of food retail experience and an average of eleven years with our company.

While we have set forth our competitive strengths above, food retail is a large and competitive industry and our business involves numerous risks and uncertainties. These risks include the possibility that our competitors may be more successful than us in terms of attracting customers. Some of these competitors have been in business longer or may have greater financial resources than us, which may give them a competitive advantage in sourcing, promoting and selling products. In addition, achieving our store growth and margin improvement objectives will be subject to a number of important challenges. For a more complete description of these challenges and the other risks associated with an investment in our common stock, see “Risk Factors”.

Growth Strategy

Expand our store base. We intend to continue to expand our store base and penetrate new markets. We view expansion as a core competency and have more than tripled our store count since 2000. Our disciplined approach to expansion relies upon a structured and rigorous process for market analysis and real estate selection that we believe maximizes the prospects for successful new store openings. We opened eight new stores in 2010. Based upon our operating experience and research conducted for us by The Buxton Company, a customer analytics research firm, we believe that the U.S. market can support at least 500 The Fresh Market stores operating under our current format. Our historical growth is summarized below:

	Year Ended December 31				One Month Ended January 30
	2007	2008	2009	2010	2011
Stores at beginning of fiscal year	63	77	86	92	100
Stores opened	15	9	7	8	—
Store closures	(1)	—	(1)	—	—

Stores at end of fiscal year	77	86	92	100	100

Relocations and remodels	3	4	2	1	—

Total gross square footage	1,584,000	1,811,000	1,955,000	2,129,000	2,129,000
Year-over-year change	25%	14%	8%	9%	0%

Our new store operating model, which is based on our historical performance, assumes a target store size of approximately 17,000 to 22,000 gross square feet and assumes we achieve first year sales of $8.0 million to $10.0 million. Our target net investment to open a new store varies based on the approach we take to developing the applicable new store site. For example, we may enter into a “build-to-suit” lease, in which the owner develops a store site to our specifications prior to us occupying the premises. For build-to-suit stores, depending on site characteristics and other factors, our target net investment is approximately $3.0 million to $4.0 million per store, including build-out costs and initial inventory, net of payables. Alternatively, we may enter into a lease “as-is” for existing structures, in which we take the premises in its current state and develop. For opening stores in “as-is” existing structures, depending on the age of the building, our target net investment is approximately $3.5 to $4.5 million per store. Occasionally, we enter into a lease for or acquire land and then build the entire structure. In this case, depending on the site work and scope of the project, the net investment excluding the cost of land is typically $5.5 million to $6.5 million.

Our operating model targets a cash flow contribution of greater than 10% of sales in the first year of operations, increasing to the low- to mid- teens by the fifth year of operation. In addition, our investment criteria and internal rate of return thresholds remain consistent across store site types. We target a payback period of less than 4 years.

Drive comparable store sales. We aim to increase our comparable store sales by generating growth in the number and average size of customer transactions at our existing stores. The key elements of our strategy to increase the number of customer transactions at our existing stores include:

•	continuing to offer a differentiated food shopping experience that leads to favorable word-of-mouth publicity;

•	continuing to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores; and

•	generating customer loyalty through expansion of products offered under our private-label brands.

The key elements of our strategy to increase the amount our customers spend when they visit our stores include:

•	continuing to introduce new and creative products, including products offered under our private label brands, to accommodate our customers’ evolving preferences;

•	expanding our selection of local and regional products;

•	utilizing in-store cross-marketing; and

•	enhancing our product offering displays.

We believe that our commitment to providing differentiated and creative product offerings in response to customer needs and preferences and our focus on customer service will continue to build customer loyalty and favorable word-of-mouth publicity and lead to increased customer transactions at our stores and growth in the amount our customers spend when they visit our stores.

Increase our highly-attractive operating margins. We intend to continue to increase our highly attractive operating margins through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. Our anticipated store growth will permit us to benefit from economies of scale in sourcing products and will allow us to leverage our existing infrastructure, corporate overhead and fixed costs to reduce labor and supply chain management costs as a percentage of sales. In addition to our continued expansion, as we refine and improve our various ordering, tracking and product allocation systems, we expect to benefit from additional margin improvement opportunities by increasing sales and reducing inventory shrinkage. We also believe that we can make profitable enhancements to our merchandise offerings by, for example, increasing our selection of local and regional products. Finally, over time, we believe we will have the opportunity to pursue new pricing and promotional strategies that will improve our margins.

Industry Overview and Trends

The U.S. food retail industry encompasses store formats ranging from small grocery shops and convenience stores to large supermarkets. According to Nielsen TDLinx and 2010 Progressive Grocer Market Research the U.S. food retail industry had approximately $1 trillion of sales in 2009. The supermarket format represents the largest segment of the food retail industry, with sales totaling approximately $557 billion, or 55% of U.S. food retail industry sales, according to Nielsen TDLinx and 2010 Progressive Grocer Market Research. This format, of which we are a part, includes conventional, warehouse, supercenter, limited assortment, military commissaries and natural/gourmet foods. We do not believe, however, that we neatly fit into any of these categories. With an average store size of approximately 21,000 square feet, a focus on perishables and only 9,000 to 10,000 SKUs in stock at any one time, we believe we are best defined as a specialty food retailer.

Key trends that will continue to shape our market include:

•

Increasing focus on the customer shopping experience: Supermarkets are enhancing or attempting to enhance the consumer’s shopping experience in stores even as price competition is increasing. Many conventional supermarkets have reduced new store expansion to direct capital expenditure budgets toward remodeling existing stores. In addition, supermarkets are striving to be more innovative and responsive to consumer preferences with their consumer interactions and product offerings. According to the Food Marketing Institute 96% of grocery stores now offer prepared foods, 86% have floral departments, 84% carry ethnic foods and 83% carry natural and organic foods.

•

Emphasis on healthy, fresh and quality offerings: Supermarkets are increasingly providing and marketing fresh food items consistent with ongoing health trends and greater consumer awareness of the negative aspects of processed foods. Many conventional supermarkets are attempting to complement center aisle grocery formats with fresh formats that emphasize high-quality perishables and prepared foods. The increased popularity of farmers’ markets over the past few years is also indicative of a consumer preference for fresh food items. Additionally, the growing consumer demand for fresh, quality offerings has improved the infrastructure for, and increased the supply of, these items, resulting in improved sourcing, distribution and pricing.

•

Localization: An increasing number of consumers believe that locally-grown products are fresher and taste better. Consumers often purchase locally-grown food because they prefer to support local growers. In addition, these consumers may believe that locally-grown food results in a reduced environmental impact.

•

Rise of private label: Supermarkets are increasingly developing and promoting private-label brands to distinguish themselves from their competitors and promote customer loyalty. These private-label brands can also offer benefits to retailers through increased margins and, in certain instances, to customers through lower prices compared to branded products. Another key contributor to private label growth has been the improved product quality image and exclusivity of certain brands, which can further help to differentiate supermarkets from each other.

•

Aging customer demographic: According to the U.S. Census Bureau, by 2030, one in five U.S. residents will be 65 or older, driven by an aging Baby Boomer population (which, according to Nielsen, has the largest overall annual grocery spend per household and also tends to make a greater number of shopping trips per household than younger age groups). In addition, according to a McKinsey & Company study, in 2015, those 50-years and older will account for a disproportionately higher share of food at home spending by households.

Products and Stores

We offer fresh, carefully-selected, high-quality food products focused on perishable categories in a store format that has been successful in diverse geographic and demographic markets.

Products

We have a significant focus on perishable product categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Our non-perishable product categories consist of traditional grocery and dairy products as well as specialty foods, including bulk, coffee and candy, and beer and wine. We emphasize fresh items that are distinct and of premium quality as compared to our conventional competitors. The following is a breakdown of our perishable and non-perishable sales mix:

	Year Ended			One Month Ended
	2008	2009	2010	January 30, 2011
Perishable	67.1%	66.8%	66.5%	65.9%
Non-perishable	32.9%	33.2%	33.5%	34.1%

Our in-house merchants actively seek high-quality products from a wide range of sources. Our product selection includes:

•

Meat. Our meat department offers our customers a unique Old World butcher shop experience set apart by its flexibility, quality and service. Our professional meat cutters are available during all hours of operation to answer customers’ questions, offer cooking tips and provide custom cuts of meat. Our offerings include steaks that are expertly trimmed and aged for 14 to 21 days to provide restaurant-quality taste and tenderness, fresh turkeys year-round and ground beef that is ground daily in-store from steak trimmings and whole roasts.

•

Seafood. We offer our customers a distinctive selection of fresh seafood and choose our suppliers based on the quality of their offerings. Our stores receive deliveries of fresh seafood up to six times a week, demonstrating our dedication to freshness. One of the distinguishing characteristics of the department is the prepared or “value-added” seafood selections, such as our popular bourbon-marinated salmon and lobster-stuffed tilapia.

•

Produce. We offer our customers a “farmers’ market” experience focused on freshness, variety and abundant displays. For example, our mushroom selection alone consists of around 15 varieties, including French horn, hen-of-the-woods and porcini. We also pride ourselves on offering our customers the “best eating” varieties year-round, and offer a mix of conventional, certified organic and local produce throughout the year depending on quality and availability. An example of our “best eating” varieties is our Sweet Tango apple that may not be available in conventional supermarkets.

•

Grocery and Dairy. We carefully select our grocery and dairy products to provide hard-to-find and premium-quality offerings to our customers, such as truffle oil and Devonshire cream. We have a growing line of our distinctive private-label dairy and non-perishable grocery products that address the wants and needs of our food-savvy shoppers and we employ these products as a vehicle for building and supporting our brand. These include our private-label omega-3 eggs and our private-label dairy products, which comprise a significant share of the dairy products we sell.

•

Prepared Foods. We have a growing prepared foods department with a broad selection of quality products. Our prepared foods operations are focused on simplicity of execution, often relying on standardized recipes and instructions provided to the stores to maintain consistency in quality and food safety across the stores while maintaining a homemade, fresh look and great taste. Our prepared foods include entrees such as turkey meatloaf and stuffed shells, rotisserie selections such as whole chickens and baby back ribs and freshly made sandwiches and sides.

•

Deli. Our European-style delicatessen features a broad assortment of high-quality deli meats and typically offers more than 200 varieties of imported and domestic cheeses. Our cheese selection includes Parmesan Reggiano, fresh mozzarella, manchego, gruyere and imported brie. Our deli meats are sliced to customer specifications and most cheese is cut, wrapped and weighed in-store.

•

Bakery. We utilize a combination of on-site and third-party bakeries to produce our baked goods. The presence of daily on-site baking enhances the customer’s shopping experience and reinforces the freshness and value provided in each store. The open layout of our on-site bakery contributes to our aesthetically-pleasing store environment by, for example, allowing our customers to see and smell warm cookies as they come out of the oven and watch birthday cakes being decorated.

•

Bulk, Coffee and Candy. A number of products are offered in bulk format including nuts, dried fruits, snack mixes, coffee and candy. We take pride in the quality and selection we provide, including nut varieties that we believe are larger than those offered by many conventional supermarkets. In addition, we carry only 100% Arabica coffee beans. The substantial number of options and presentation utilizing wooden stands, crates and barrels in these departments helps reinforce the open-air Old World market feeling.

•

Beer and Wine. We believe that wine enhances our customers’ food experience. We offer a carefully selected assortment of highly-ranked wines at affordable prices, everyday wines and wine from local vintners. We also offer beers from local, domestic and foreign brewers.

•

Floral and Gifts. Lively, elegant floral displays greet our customers when they enter the store. In order to offer our customers attractive seasonal flowers at peak blooming, we regularly vary the selection of our floral offerings, which include our top-selling roses, orchids and tulips. Our gift selection includes candles, cookbooks, kitchen items and seasonal and holiday gift baskets.

We believe our ability to identify, source, merchandise and market differentiated products is critical to our success. We carefully select new products based on a variety of attributes including taste, color, size, grade, marbling, growing conditions, origins and freshness. Our centralized merchandising team rigorously rotates, updates and re-evaluates our existing merchandise offerings and regularly tests new products in our stores to excite our customers and to better understand customer preferences. Although our typical store carries approximately 9,000 to 10,000 SKUs at any one time, our stores carry approximately 17,000 to 20,000 SKUs over the course of a year. This allows us to maintain a consistent flow of new products in our stores and keep our product assortment fresh and relevant.

Pricing Strategy

By maintaining our commitment to providing premium products at reasonable prices, we believe we are able to communicate to our customers a sense of value and foster a relationship of trust, which in turn generates customer loyalty. We attract customers to our stores based on the quality of our products and a differentiated shopping experience, in contrast to many conventional food retailers who frequently use non-discretionary products or promotional pricing to drive sales.

Our pricing decisions are driven by the limited direct overlap between our product offerings and the products offered by most conventional supermarkets. Where our products are directly comparable to those offered by our competitors, such as grocery and dairy staples, beer and wine, we aim to price them competitively, and where our products are recognizably distinct from those offered by our competitors, such as our produce, meat and seafood, we aim to price them at a premium that is commensurate with the product’s higher quality. For example, our Fuji apples, because of their size, color and lack of bruising, are priced at a premium to those carried at many conventional supermarkets. In addition, our ground beef, because it is ground fresh in our stores everyday, is priced at a premium to that which is carried by many conventional supermarkets, which may purchase their ground beef frozen and in bulk.

Stores

Our stores are organized around distinct departments with engaging merchandise displays that reinforce our emphasis on freshness and service. In addition, our stores are decorated and designed to evoke a “neighborhood grocer” feel, and in some cases are customized to local and regional tastes. The careful design of our stores creates a warm, inviting atmosphere that evokes a simple elegance, with colorful product presentations, ceramic tiled floors, darkened ceilings, incandescent lighting and classical music. The aroma of flowers, coffee and freshly baked goods permeates the stores and other amenities, such as free coffee daily and cut-to-order meats, enhance the shopping experience for our customers. The Fresh Market store atmosphere is meant to encourage the customer to slow down, interact with employees and have an enjoyable shopping experience.

Each of our stores uses standardized product display fixtures with flexible arrangement and design options that enable us to accommodate each store’s distinct customer base and location. Each of our discrete departments, such as deli, bakery, seafood and meat, has several well-developed merchandising and display alternatives to optimize the available space. We position our full-service departments adjacent to each other to provide a “market feel” and foster interaction between employees and customers. As a result, although departments are systematically arranged, they appear customized to local tastes. This further reinforces our ability to successfully replicate our customers’ shopping experience and retain the charm of a “neighborhood grocer.”

We employ a detailed, analytical process to identify new store locations. We target locations based on demographic characteristics, including income and education levels, drive times and population density, as well as other key characteristics including convenience for customers, visibility, access, signage and parking availability. We generally visit a potential location multiple times to perform on-site diligence and interview potential customers. We supplement our in-house efforts by leveraging the expertise of our extensive regional broker network. Our real estate committee, which includes members of senior management, approves all new stores.

Store Staffing and Operations

Our typical store is staffed with approximately 70-80 full- and part-time employees including a store manager, two to three assistant store managers and five department heads. The store management team is responsible for all aspects of store execution including managing inventory and cash, maintaining a clean and engaging store environment, and hiring, training and supervising our store employees. Importantly, we encourage our employees, especially our store managers, to engage regularly with our customers. To facilitate staff customer interaction, our store managers are typically positioned on our selling floor, near our service counters.

In addition, we employ a dedicated new store opening team, including a new store operations manager, which is exclusively focused on the new store opening process. We believe this allows us to seamlessly open new stores while our field management team can focus on continuing to improve the performance of our existing stores.

Our stores are generally open seven days a week from 9:00 am to 9:00 pm Monday through Saturday, and 10:00 am to 8:00 pm on Sunday.

Training and Development

We believe that our success and our growth are dependent upon hiring, training, retaining, developing, and promoting qualified and enthusiastic employees who share our passion for delivering an extraordinary food shopping experience. Nearly all of our store managers and district managers are promoted from within, and we actively track and reward mobility to ensure a sufficient pipeline of store managers and assistant store managers.

We provide our store management a number of analytical tools and training programs designed specifically to support the demands of operating a small-box, perishables-focused format. These tools include order review systems, production tools and labor scheduling programs, all of which ensure that we maintain high in-stock levels, minimize shrink and match staffing levels to sales volume and mix. In addition, we provide hands-on training and educational programs to our store employees and assistant managers.

We believe this comprehensive support allows our store management and employees to optimize the operating performance of our stores while fostering a “neighborhood grocer” feel for our customers.

Performance-based Compensation

We employ a performance-based compensation program for all levels of our management. We regularly communicate individual store performance and company performance to our employees to encourage store management to improve the financial performance of our store base.

Sourcing and Distribution

We source our products from approximately 1,000 vendors and suppliers and, unlike most conventional supermarkets, separately utilize third-party logistics providers for distribution. Our in-house merchants source only those products that meet our high specifications for quality, and we maintain strict control over the products that are sold in our stores.

Our distribution strategy is to capitalize on the capabilities of best-in-class third-party logistics providers and, as such, we do not own warehouses, distribution facilities or transportation equipment. We outsource substantially all of our logistics functions to third-party distributors and vendors.

We believe that our sourcing model and distribution strategy enable us to:

•	focus on our core competency of in-store food retail rather than logistics;

•	grow our geographic footprint and operate profitably in new markets without a need for critical mass in any one market;

•	benefit from best-in-class logistics solutions and related, rapidly evolving technologies; and

•	capture scale efficiencies and increase negotiating power with both our suppliers and our distributors.

With each of our sourcing and logistics contracts we seek to increase our efficiency, generate higher margins and achieve better returns. As a result, we are willing to switch logistics providers from time to time when appropriate.

Since 2007, Burris Logistics has been our primary logistics provider, and has managed inventory replenishment, warehouse operations and transportation for all of our stores. Burris Logistics warehoused and distributed products that accounted for approximately 56% of the merchandise we purchased during 2010. We expect that Burris Logistics will have sufficient capacity to accommodate our anticipated growth through the medium term and that we have various alternatives, including Burris Logistics, available to us for long-term growth. Our current five-year contract with this provider expires during 2012, unless we and the provider agree to renew the agreement on mutually agreeable terms.

We also have certain grocery, candy, bulk and spice vendors that distribute across all our stores, as well as individual, store-managed relationships with bread and bakery vendors.

Marketing and Advertising

We believe that the distinct and superior food shopping experience we offer our customers, and our customers’ association of that shopping experience with The Fresh Market, are major drivers of our comparable store sales and enable us to spend less on advertising than our conventional competitors. We rely primarily on favorable word-of-mouth publicity to drive sales growth rather than traditional marketing activities, such as weekly newspaper circulars that are focused on price promotions. In 2010, our marketing expense was 0.2% of annual revenues, which we believe is significantly lower than that of most of our competitors. Our stores spend most of their marketing budgets on in-store merchandising-related activities, including promotional signage and events such as taste fairs, classes, tours, cooking demonstrations and product samplings. We use in-store signage to highlight new products and any differentiated aspects of our products. We also distribute a weekly electronic newsletter named “Fresh Ideas” to share new products, seasonal produce, recipes and weekly specials with our customers.

Competition

Food retail is a large and competitive industry. Our competition varies and includes national conventional supermarkets such as Kroger and Safeway, regional supermarkets such as Harris Teeter and Publix, national superstores such as Wal-Mart and Target, alternative food retailers such as Whole Foods and Trader Joe’s, and local supermarkets, natural foods stores, smaller specialty stores and farmers’ markets. Each of these stores competes with us on the basis of product selection, quality, customer service, price or a combination of these factors. We believe our commitment to high-quality perishable offerings at competitive prices and our focus on customer service differentiate us in this marketplace.

Intellectual Property

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our trademarks, including our registered The Fresh Market, Experience the Food and TFM trademarks, are valuable assets that reinforce our customers’ favorable perception of our stores. In addition to our trademarks, we believe that our trade dress, which includes the design, arrangement, color scheme and other physical characteristics of our stores and product displays, is a large part of the “neighborhood grocer” atmosphere we create in our stores and enables customers to distinguish our stores and products from those of our competitors.

From time to time, third parties have used names similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. Third parties have also, from time to time, opposed our trademarks and challenged our intellectual property rights. We respond to these actions on a case-by-case basis. The outcomes of these actions have included both negotiated out-of court settlements as well as litigation.

As part of our ongoing efforts to protect our intellectual property rights, on February 2, 2010, we filed a Notice of Opposition with the United States Patent and Trademark Office, Trademark Trial and Appeal Board (the “TTAB”) in response to an application filed by Associated Food Stores, Inc. (“Associated”), which operates supermarkets under the name “A Fresh Market” in Utah, to register the trademark “A Fresh Market”. Associated subsequently filed an answer and counterclaim on March 15, 2010, in which it, among other things, sought to cancel our registrations for the trademarks The Fresh Market and The Fresh Market Name and Design, alleging that we cannot prevent other entities from registering confusingly similar marks to ours, because our marks are generic names for the goods and services for which they are registered. On March 18, 2011, the TTAB granted a Motion on Consent to Withdraw and Dismiss, which, dismissed all proceedings before the TTAB. In the Motion the parties consented and stipulated to (1) Associated’s withdrawal with prejudice of its application to register the trademark “A Fresh Market” and (2) Associated’s withdrawal without prejudice of its counterclaim to cancel our registrations based on its allegations that the registered The Fresh Market and The Fresh Market Name and Design trademarks are generic names for the goods and services described in our registrations. Despite the conclusion of these proceedings with Associated, there may be future disputes with Associated or others regarding our trademark rights.

In the ordinary course of our business, we evaluate the branding of our stores and products and how they are perceived by our customers. As part of this evaluation, we regularly develop new marks and explore using existing marks in new ways. Whether or not our The Fresh Market trademark rights are challenged in the future, we may decide (1) to continue to use The Fresh Market name and related design, (2) to use our other existing trademarks on a wider or different basis or (3) to develop new trademarks, which could also incorporate The Fresh Market name. If we undertake such an effort, we cannot assure you that it would be successful in strengthening our brand or improving our brand recognition or image to our customers, and any such initiative runs the risk of harming our brand recognition or image and, in turn, our business. We believe, however, that the strength of our business is driven by the distinct and superior food shopping experience we offer our customers, and we therefore believe that we will be able to expand our business and pursue our growth strategy even if The Fresh Market trademark and related design mark are impaired.

Regulatory

Our stores are subject to various local, state, federal and international laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food labeling, equal employment, minimum wages, licensing for the sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages. The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture, the Consumer Product Safety Commission and the Environmental Protection Agency.

Insurance

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, product liability, director and officers’ liability, employee healthcare benefits, and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency or insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Employees

As of January 30, 2011, we employed approximately 7,300 people, consisting of approximately 4,600 full-time employees and approximately 2,700 part-time employees, none of whom are subject to a collective bargaining agreement. We believe our employee relations are satisfactory.

Seasonality

The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Item 1A.	Risk Factors.

Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

We may not be able to successfully implement our growth strategy on a timely basis or at all. Additionally, new stores may place a greater burden on our existing resources and adversely affect our existing business.

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of this strategy depends upon, among other things:

•	the identification of suitable sites for store locations;

•	the negotiation of acceptable lease terms;

•	the ability to continue to attract customers to our stores largely through favorable word-of-mouth publicity, rather than through conventional advertising;

•	the hiring, training and retention of skilled store personnel;

•	the identification and relocation of experienced store management personnel;

•	the effective management of inventory to meet the needs of our stores on a timely basis;

•	the availability of sufficient levels of cash flow or necessary financing to support our expansion; and

•	the ability to successfully address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

We, or our third party vendors, may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. We do not participate in many of the traditional marketing activities of conventional food retailers, but instead rely primarily on favorable word-of-mouth publicity to drive sales. We cannot assure you that we will continue to grow through new store openings or through favorable word-of-mouth publicity in the future. Although we believe, based upon our experience and research conducted by a third-party research firm, that the U.S. market can support at least 500 The Fresh Market stores operating under our current format, we anticipate that it will take years to grow our store count to that number. We cannot assure you that we will grow our store count to at least 500 stores. Additionally, our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. In the past ten years, we have closed two stores before the expiration of their primary lease terms. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

Our new store base, or stores opened or acquired in the future, may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all or may negatively impact our results.

We have actively pursued new store growth in existing and new markets and plan to continue doing so in the future. Our growth continues to depend, in part, on our ability to open and operate new stores successfully. New stores may not achieve sustained sales and operating levels consistent with our mature store base on a timely basis or at all. This may have an adverse effect on our financial condition and operating results. In addition, if we acquire stores in the future, we may not be able to successfully integrate those stores into our existing store base and those stores may not be as profitable as our existing stores.

We cannot assure you that our new store openings will be successful or result in greater sales and profitability for the company. New stores build their sales volume and their customer base over time and, as a result, generally have lower gross margin rates and higher operating expenses, as a percentage of sales, than our more mature stores. There may be a negative impact on our results from a lower contribution of new stores, along with the impact of related pre-opening and applicable store management relocation costs. Any failure to successfully open and operate new stores in the time frames and at the costs estimated by us could result in a decline of the price of our common stock.

Our inability to maintain or improve levels of comparable store sales could cause our stock price to decline.

We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the recent past. In addition, our overall comparable store sales have fluctuated in the past and will likely fluctuate in the future. A variety of factors affect comparable store sales, including consumer preferences, competition, economic conditions, pricing, in-store merchandising-related activities and our ability to source and distribute products efficiently. In addition, many specialty retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our business and result in a decline in the price of our common stock.

Our inability to maintain or increase our operating margins could adversely affect the price of our stock.

We intend to continue to increase our operating margins through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the scale efficiencies that we expect from expansion. If we are not able to continue to capture scale efficiencies, improve our systems, continue our cost discipline and enhance our merchandise offerings, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrinkage. As a result, our operating margins may stagnate or decline, which could adversely affect the price of our stock.

Economic conditions that impact consumer spending could materially affect our business.

Ongoing economic uncertainty continues to negatively affect consumer confidence and discretionary spending. Our results of operations may be materially affected by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. This risk may be exacerbated if customers choose lower-cost alternatives in response to economic conditions. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, tax rates, fuel and energy costs and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors. As a result, our results of operations could be materially adversely affected.

We face competition in our industry, and our failure to compete successfully may have an adverse effect on our profitability and operating results.

Food retail is a competitive industry. Our competition varies and includes national, regional and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, and farmers’ markets. Each of these stores competes with us on the basis of product selection, product quality, customer service, price or a combination of these factors. In addition, some competitors are aggressively expanding their number of stores or their product offerings. In their new or remodeled stores, our competitors often increase the space allocated to perishable food and specialty food categories, which are our core categories. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies or competitors open stores within close proximity to one of our stores, our results of operations may be negatively impacted through a loss of sales, reduction in margin from competitive price changes or greater operating costs. Further, any attempt by a competitor to copy or mimic our smaller-box format or operating model could materially impact our business, results of operations and financial condition by causing a decrease in our market share and our sales and operating results. Increased competition may also make employee retention more difficult and raise our cost of hiring and retaining qualified employees.

We may be unable to protect or maintain our intellectual property, including The Fresh Market trademark, which could result in customer confusion and adversely affect our business.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. In particular, our trademarks, including our registered The Fresh Market, Experience the Food and TFM trademarks, are valuable assets that reinforce our customers’ favorable perception of our stores.

From time to time, third parties have used names similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. Third parties have also, from time to time, opposed our trademarks and challenged our intellectual property rights. We respond to these actions on a case-by-case basis. The outcomes of these actions have included both negotiated out-of-court settlements as well as litigation.

As part of our ongoing efforts to protect our intellectual property rights, on February 2, 2010, we filed a Notice of Opposition with the United States Patent and Trademark Office, Trademark Trial and Appeal Board (the “TTAB”) in response to an application filed by Associated Food Stores, Inc. (“Associated”), which operates supermarkets under the name “A Fresh Market” in Utah, to register the trademark “A Fresh Market”. Associated subsequently filed an answer and counterclaim on March 15, 2010, in which it, among other things, sought to cancel our registrations for the trademarks The Fresh Market and The Fresh Market Name and Design, alleging that we cannot prevent other entities from registering confusingly similar marks to ours, because our marks are generic names for the goods and services for which they are registered. On March 18, 2011, the TTAB granted a Motion on Consent to Withdraw and Dismiss, which dismissed all proceedings before the TTAB. In the Motion the parties consented and stipulated to (1) Associated’s withdrawal with prejudice of its application to register the trademark “A Fresh Market” and (2) Associated’s withdrawal without prejudice of its counterclaim to cancel our registrations based on its allegations that the registered The Fresh Market and The Fresh Market Name and Design trademarks are generic names for the goods and services described in our registrations. Despite the conclusion of these proceedings with Associated, there may be future disputes with Associated or others regarding our trademark rights.

In the ordinary course of our business, we evaluate the branding of our stores and products and how they are perceived by our customers. As part of this evaluation, we regularly develop new marks and explore using existing marks in new ways. Whether or not our The Fresh Market trademark rights are challenged in the future, we may decide (1) to continue to use The Fresh Market name and related design, (2) to use our other existing trademarks on a wider or different basis or (3) to develop new trademarks, which could also incorporate The Fresh Market name. If we undertake such an effort, we cannot assure you that it would be successful in strengthening our brand or improving our brand recognition or image to our customers, and any such initiative runs the risk of harming our brand recognition or image and, in turn, our business. We believe, however, that the strength of our business is driven by the distinct and superior food shopping experience we offer our customers, and we therefore believe that we will be able to expand our business and pursue our growth strategy even if The Fresh Market trademark and related design mark are impaired.

Our success depends upon our ability to source and market new products to meet our high standards and customer preferences and our ability to offer our customers an aesthetically pleasing shopping environment.

Our success depends on our ability to source and market new products that both meet our standards for quality and appeal to customers’ preferences. A small number of our employees, including our in-house merchants, are primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. We also attempt to create a pleasant and appealing shopping experience. If we are not successful in creating a pleasant and appealing shopping experience we may lose customers to our competitors. If we do not succeed in maintaining good relationships with our vendors, introducing and sourcing new products that consumers want to buy or are unable to provide a pleasant and appealing shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, resulting in reduced profitability.

Our stores rely heavily on sales of perishable products, and ordering errors or product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products. Sales of perishable products accounted for approximately two-thirds of our total sales in 2010. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. We have implemented certain systems to ensure our ordering is in line with demand. We cannot assure you, however, that our ordering system will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, we could suffer inventory losses, which would negatively impact our operating results. Furthermore, we could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences.

Increased commodity prices and availability may impact profitability.

Many of our products include ingredients such as wheat, corn, oils, cocoa and other commodities. Commodity prices worldwide have been increasing. While commodity price inputs do not typically represent the substantial majority of our product costs, any increase in commodity prices may cause our vendors to seek price increases from us. Although we typically are able to mitigate vendor efforts to increase our costs, we may be unable to continue to do so, either in whole or in part. In the event we are unable to continue mitigating our vendor efforts to obtain price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

The current geographic concentration of our stores creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

We currently operate 24 stores in Florida, making Florida our largest market and representing 24% of our total stores. We also have store concentration in North Carolina and Georgia, operating 15 stores and 11 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics and population.

Severe weather conditions and other catastrophic occurrences in areas in which we have stores or from which we obtain products may materially adversely affect our results of operations. Such conditions may result in physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our businesses and materially adversely affect our financial condition and results of operations.

Our business could be harmed by a failure of our information technology, administrative or outsourcing systems.

We rely on our information technology, administrative and outsourcing systems to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes. The failure of our information technology, administrative or outsourcing systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business to suffer. In addition, our information technology and administrative and outsourcing systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, require us to expend significant time and expense developing, maintaining or upgrading our information technology, administrative or outsourcing systems or prevent us from paying our suppliers or employees, receiving payments from our customers or performing other information technology, administrative or outsourcing services on a timely basis. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting new federal and state laws and legislative proposals addressing data privacy and security, as well as increased data protection obligations imposed on merchants by credit card issuers. As a result, we may become subject to more extensive requirements to protect the customer information that we process in connection with the purchase of our products.

Energy costs are a significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize gas, water, sewer and electricity in our stores and our third-party logistics providers use gas and diesel in the trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores and may increase the costs of our products. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which would impact our profitability.

We are substantially dependent on a few key third-party vendors to provide logistical services for our stores, including services related to inventory replenishment and the storage and transportation of many of our products. A disruption in these relationships or a key distribution center, or a failure to renew or replace existing contractual relationships, may have a negative effect on our results of operations and financial condition.

We currently rely upon independent third-party service providers for all product shipments to our stores. In particular, we rely on one third-party service provider to provide key services related to inventory management, warehousing and transportation, and, as a result, much of our inventory is stored at a single warehouse maintained by this provider. See “Business—Sourcing and Distribution”. Products sourced and distributed through this provider accounted for approximately 56% of the merchandise we purchased during 2010, and, therefore, our relationship with this provider is important to us. Our current five-year contract with this provider expires during 2012, unless we and the provider agree to renew the agreement on mutually agreeable terms. Although we have not experienced difficulty in our inventory management, warehousing and transportation to date with this third-party service provider, interruptions could occur in the future. Further, although we expect that this third-party vendor, and our other key vendors, will have sufficient capacity to accommodate our anticipated growth, it or they may not have the resources or desire to do so. Any significant disruptions in our relationship with this provider or the single distribution center this provider uses to service our stores, or our relationships with our other key vendors, including due to their inability to accommodate our growth, or any failure to renew or replace our existing contractual relationship with our largest logistics provider, would make it difficult for us to continue to operate our existing business or pursue our growth plans until we execute replacement agreements or develop and implement self-distribution processes. While we believe that other third-party service providers could provide similar services on reasonable terms, they are limited in number and we cannot assure you that we would be able to find a replacement distributor on a timely basis or that such distributor would be able to fulfill our demands on commercially reasonable terms, which could have a material adverse effect on our results of operations and financial condition.

We may experience negative effects to our reputation from real or perceived quality or health issues with our food products, which could have an adverse effect on our operating results.

We believe customers count on us to provide them with fresh, high-quality food products. Concerns regarding the safety of our food products or the safety and quality of our food supply chain could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of food, even if the basis for the concern is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying our products and have an adverse effect on our operating results. Furthermore, the sale of food products entails an inherent risk of product liability claims, product recall and the resulting negative publicity. Food products containing contaminants could be inadvertently distributed by us and, if processing at the consumer level does not eliminate them, these contaminants could result in illness or death. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to perform product recalls in the future. Any such claims, recalls or adverse publicity with respect to our private-label products may have an even greater negative effect on our sales and operating results , in addition to generating adverse publicity for our private label brand.

Any lost confidence on the part of our customers would be difficult and costly to reestablish. Any such adverse effect could be exacerbated by our position in the market as a purveyor of fresh, high-quality food products and could significantly reduce our brand value. Issues regarding the safety of any food items sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.

The loss of key employees could negatively affect our business.

A key component of our success is the experience of our key employees, including our President and Chief Executive Officer, Craig Carlock, our Senior Vice President—Real Estate and Development, Randy Kelley, our Senior Vice President—Store Operations, Sean Crane, and our Senior Vice President—Merchandising and Marketing, Marc Jones. These employees have extensive experience in our industry and are familiar with our business, systems and processes. The loss of services of one or more of our key employees could impair our ability to manage our business effectively. We do not maintain key person insurance on any employee.

In addition to these key employees, we have other employees in positions, including those employees responsible for our merchandising and operations departments, that, if vacant, could cause a temporary disruption in our business until such positions are filled.

Union attempts to organize our employees could negatively affect our business.

None of our employees are currently subject to a collective bargaining agreement. As we continue to grow, and enter different regions, unions may attempt to organize all or part of our employee base at certain stores or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole.

Our management has limited experience managing a public company and our current resources may not be sufficient to fulfill our public company obligations.

As a result of our initial public offering in November, 2010, we are subject to various regulatory requirements, including those of the Securities and Exchange Commission (the “SEC”) and The NASDAQ Stock Market. These requirements include record keeping, financial reporting and corporate governance rules and regulations. Our management team has limited experience in managing a public company and, historically, has not had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our lack of experience or employees. Our business could be adversely affected if our internal infrastructure is inadequate, we are unable to engage outside consultants or are otherwise unable to fulfill our public company obligations.

The terms of our revolving credit facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our revolving credit facility contains, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. A failure by us to comply with the covenants or financial ratios contained in our revolving credit facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the unsecured revolving credit facility. If the indebtedness under our revolving credit facility were to be accelerated, our future financial condition could be materially adversely affected.

We will require significant capital to fund our expanding business, which may not be available to us on satisfactory terms or at all.

To support our expanding business and pursue our growth strategy, we will utilize significant amounts of cash generated by our operations to pay our lease obligations, build out new store space, purchase inventory, pay personnel, further invest in our infrastructure and facilities, and pay for the increased costs associated with operating as a public company. We primarily depend on cash flow from operations and borrowings under our revolving credit facility to fund our business and growth plans. If our business does not generate sufficient cash flow from operations to fund these activities, and sufficient funds are not otherwise available to us under our revolving credit facility, we may need additional equity or debt financing. If such financing is not available to us, or is not available to us on satisfactory terms, our ability to operate and expand our business or to respond to competitive pressures would be limited and we could be required to delay, significantly curtail or eliminate planned store openings or operations or other elements of our growth strategy.

We may incur additional indebtedness in the future which could adversely affect our financial health and our ability to react to changes to our business.

We may incur additional indebtedness in the future. Any increase in the amount of our indebtedness could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all. Our level of indebtedness has important consequences to you and your investment in our common stock.

For example, our level of indebtedness may:

•

require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures and other general corporate purposes;

•	limit our ability to pay future dividends;

•	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;

•

heighten our vulnerability to downturns in our business, the food retail industry or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the food retail industry; or

•	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to make payments on our indebtedness or to fund our operations.

If our stock price declines, you could lose a significant part of your investment.

The market price of our stock may be influenced by many factors, some of which are beyond our control, including those described herein and the following:

•	the failure of securities analysts to cover or continue to cover our common stock;

•	changes in financial estimates by securities analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	the failure to meet, or delay in meeting, our growth targets;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results and those of our competitors;

•	general economic and stock market conditions;

•	risks related to our business and our industry, including those discussed above;

•	changes in conditions or trends in our industry, markets or customers;

•	terrorist acts;

•	future sales of our common stock or other securities;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives; and

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above purchase price or may not be able to resell them at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the trading volume of our common stock is low.

Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market, including shares that might be offered for sale by the Berry family. The sales, or the perception that these sales might occur, could depress the market price. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The Berry family has rights to require us to file registration statements registering additional sales of shares of common stock or to include sales of such shares of common stock in registration statements that we may file for ourselves or other stockholders. Subject to compliance with applicable lock-up restrictions, shares of common stock sold under these registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than stock transfer taxes and underwriting discounts or commissions).

In connection with our initial public offering, we, our directors and executive officers and the Berry family have each agreed to lock-up restrictions, meaning that we and they and their permitted transferees will not be permitted to sell any shares of our common stock for 180 days after the date of the final prospectus, subject to exceptions, without the prior consent of J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in their sole discretion and without notice, release all or any portion of the shares of our common stock from the restrictions in any of the lock-up agreements described above.

Also, in the future, we may issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

Failure to establish and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and stock price.

As a public company, beginning in fiscal 2011, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that addresses the effectiveness of internal control over financial reporting. During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations because there is presently no precedent available by which to measure compliance adequacy.

In connection with the initial public offering we reviewed our accounting policies. As part of this review, and in connection with audits of our financial statements for certain prior periods, our independent registered public accountants identified three material weaknesses in our internal control over financial reporting related to our accounting for (1) compensated absences of our employees, which we had not been accruing over the service period during which the entitlement was earned, (2) license revenue with respect to sales of sushi, and (3) the reversal of certain non-cash compensation expenses in 2007 which, based on the timing of formal documentation, should have been recorded in 2008. We corrected these accounting treatments and restated our prior year financial statements and reflected these changes in our Registration Statement on Form S-1 initially filed May 3, 2010 in connection with our initial public offering.

If we are unable to conclude that we have effective internal control over financial reporting, our independent auditors are unable to provide us with an unqualified report as required by Section 404 or we are required to restate our financial statements, we may fail to meet our public reporting obligations and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are a “controlled company” within the meaning of The NASDAQ Stock Market rules, and, as a result, will rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

As of January 30, 2011, the Berry family owns more than 50% of the total voting power of our common shares for the election of directors and we are a “controlled company” under The NASDAQ Stock Market corporate governance standards. As a controlled company, certain exemptions under The NASDAQ Stock Market standards free us from the obligation to comply with certain corporate governance requirements of The NASDAQ Stock Market, including the requirements:

•	that a majority of our board of directors consists of “independent directors”, as defined under the rules of The NASDAQ Stock Market;

•

that our director nominees be selected, or recommended for our board of directors’ selection, either (1) by a majority of independent directors in a vote by independent directors, pursuant to a nominations process adopted by a board resolution, or (2) by a nominating and governance committee comprised solely of independent directors with a written charter addressing the nominations process; and

•

that the compensation of our executive officers be determined, or recommended to the board for determination, by a majority of independent directors in a vote by independent directors, or a compensation committee comprised solely of independent directors.

Accordingly, for so long as we are a “controlled company”, you will not have the same protections afforded to stockholders of companies that are subject to all of The NASDAQ Stock Market corporate governance requirements.

Prior to our initial public offering, we were treated as an S-corporation under Subchapter S of the Internal Revenue Code, and claims of taxing authorities related to our prior status as an S-corporation could harm us.

Prior to November 9, 2010, we were treated as an S-corporation. If the unaudited, open tax years in which we were an S-corporation are audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our S-corporation status, we will be obligated to pay back taxes, interest and penalties, and we do not have the right to reclaim tax distributions we have made to our stockholders during those periods. These amounts could include taxes on all of our taxable income while we were an S-corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

We have entered into tax indemnification agreements with certain members of the Berry family and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the initial public offering.

Prior to November 9, 2010, we were treated as an S-corporation. In the event of an adjustment to our reported taxable income for a period or periods prior to termination of our S-corporation status, our stockholders at that time could be liable for additional income taxes for those prior periods. Therefore, we have entered into tax indemnification agreements with our stockholders prior to the offering. Pursuant to the tax indemnification agreements, we agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of our taxable income, in each case for any period during which we were an S-corporation, we will make a payment to each stockholder on a pro rata basis in an amount sufficient so that the stockholder with the highest incremental estimated tax liability (calculated as if the stockholder would be taxable on its allocable share of our taxable income at the highest applicable federal, state and local tax rates and taking into account all amounts we previously distributed in respect of taxes for the relevant period) receives a payment equal to its incremental tax liability. We also agreed to indemnify the stockholders for any interest, penalties, losses, costs or expenses (including reasonable attorneys’ fees) arising out of any claim under the agreements.

The Berry family continues to have substantial control over us and maintains the ability to control the election of directors and other matters submitted to stockholders for approval, which will limit your ability to influence corporate matters and may result in actions that you do not believe to be in our interests or your interests.

As of January 30, 2011, the Berry family beneficially owns, in the aggregate, approximately 67% of our outstanding common stock. As a result, the Berry family will be able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction.

This concentrated control will limit your ability to influence corporate matters, and the interests of the Berry family may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price.

If securities or industry analysts do not publish or continue to publish research reports about our business, if they adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our stock or if our operating results do not meet their expectations, our stock price could decline.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our corporate headquarters are located in Greensboro, North Carolina and, as of January 30, 2011 we operated 100 stores in 20 states. In 2009 we increased our store base by six stores and in 2010 we increased our store base by eight stores. The following store list shows the number of stores operated in each state as of January 30, 2011:

State	Total Number of Stores	State	Total Number of Stores
Alabama	4	Mississippi	1
Arkansas	1	New York	1
Connecticut	1	North Carolina	15
Florida	24	Ohio	5
Georgia	10	Pennsylvania	3
Illinois	6	South Carolina	4
Indiana	3	Tennessee	6
Kentucky	3	Virginia	6
Louisiana	3	Wisconsin	1
Maryland	2
Massachusetts	1	Total	100

We currently lease all of the properties for our 100 stores as well as our corporate headquarters; however, we purchased land in the latter part of 2010 for a store we expect to open in 2011. Our typical lease has a primary term of ten or fifteen years, with multiple options to renew that extend the term of our control. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for our stores, one expires in 2011, one expires in 2012 and the balance expire at varying terms thereafter. We control options to renew and extend the terms of each of the active-store leases scheduled to expire in 2011 and 2012. As of January 30, 2011, we have executed twelve leases, one of which is a ground lease, for planned new store openings through 2011 and beyond.

In addition to new store openings, we occasionally remodel and relocate existing stores to improve operating performance. Despite the relative youth of our store base, we continuously consider whether any of our stores needs to be remodeled or relocated. We generally relocate stores to improve site characteristics or if customer demographics in the area have changed. We plan to relocate two stores and remodel two stores in 2011.

Item 3.	Legal Proceedings.

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, intellectual property disputes, contractual disputes, premises claims and employment, environmental, health, and safety matters. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.

As part of our ongoing efforts to protect our intellectual property rights, on February 2, 2010, we filed a Notice of Opposition with the United States Patent and Trademark Office, Trademark Trial and Appeal Board (the “TTAB”) in response to an application filed by Associated Food Stores, Inc. (“Associated”), which operates supermarkets under the name “A Fresh Market” in Utah, to register the trademark “A Fresh Market”. Associated subsequently filed an answer and counterclaim on March 15, 2010, in which it, among other things, sought to cancel our registrations for the trademarks The Fresh Market and The Fresh Market and Design, alleging that we cannot prevent other entities from registering confusingly similar marks to ours, because our marks are generic names for the goods and services for which they are registered. On March 18, 2011, the TTAB granted a Motion on Consent to Withdraw and Dismiss, which dismissed all proceedings before the TTAB. In the Motion the parties consented and stipulated to (1) Associated’s withdrawal with prejudice of its application to register the trademark “A Fresh Market” and (2) Associated’s withdrawal without prejudice of its counterclaim to cancel our registrations based on its allegations that the registered The Fresh Market and The Fresh Market and Design trademarks are generic names for the goods and services described in our registrations. Despite the conclusion of these proceedings with Associated, there may be future disputes with Associated or others regarding our trademark rights.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The Nasdaq Global Select Market under the symbol “TFM” since November 5, 2010, following our initial public offering. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market for the one month transition period ending on January 30, 2011 and the fiscal year ended December 31, 2010:

	High	Low

2011
January 1, 2011 to January 30, 2011	$42.07	$35.81

2010
November 5, 2010 to December 31, 2010	$44.62	$30.97

As of January 30, 2011, we had approximately 26 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker “street names.”

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between November 5, 2010 (the date our common stock began trading on The Nasdaq Global Select Market) and January 30, 2011, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) S&P Food Retail Index, over the same period. This graph assumes the investment of $100 on November 5, 2010 in our common stock at the closing price of $32.11 on such date, rather than the initial public offering price of $22.00 per share, the Nasdaq Composite Index and the S&P Food Retail Index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance presented in the graph below is not necessarily indicative of, or is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market website, but we do not assume responsibility for any errors or omissions in such information.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among The Fresh Market, Inc., the Nasdaq Composite Index,
and the S&P Food Retail Index
$140
$130
$120
$110
$100
$90
11/5/10
12/31/10
1/30/11
The Fresh Market, Inc.
Nasdaq Composite Index
S&P Food Retail Index

Use of Proceeds

On November 4, 2010, our registration statement on Form S-1 (File No. 333-166473) was declared effective for our initial public offering, pursuant to which we registered the offering and sale of 13,175,000 shares of common stock by selling stockholders and the additional sale pursuant to the underwriters’ over-allotment option of an additional 1,976,250 shares of common stock by the selling stockholders, at a public offering price of $22.00 per share. The selling stockholders sold an aggregate of 15,151,250 shares of common stock, including 1,976,250 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $333,327,500 and the offering terminated. The expenses of the offering, not including the underwriting discount, amounted to $4,815,000, and were paid by the company. The underwriting discount amounted to $23,332,925 and was deducted from the selling stockholders proceeds. The managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Goldman Sachs & Co.

As a result of the offering, the selling stockholders received all of the net proceeds from the sale of the shares offered hereby. We did not receive any proceeds from the initial public offering.

Item 6.	Selected Financial Data.

The following tables set forth our selected historical financial and other data, as well as certain pro forma information that reflects the income tax effect of our conversion from an S-corporation to a C-corporation.

The historical balance sheet data as of December 31, 2009, 2010 and the one month ended January 30, 2011, and the historical statement of income data for the years ended December 31, 2008, 2009, 2010 and the one month ended January 30, 2011 have been derived from our audited financial statements, which are included elsewhere in this Form 10-K. The historical balance sheet data as of December 31, 2007 and 2008 and our historical statement of income for December 31, 2007 has been derived from our audited financial statements as of December 31, 2007 and 2008, which are not included in this Form 10-K. Our financial statements as of and for the years ended December 31, 2009, 2010 and the one month ended January 30, 2011, were audited by Ernst and Young LLP, independent registered public accounting firm, and our financial statements as of and for the years ended December 31, 2007 and 2008 were audited by Grant Thornton LLP, independent registered public accounting firm.

The historical balance sheet data as of December 31, 2006, and the historical statements of income data for the years ended December 31, 2006 have been derived from our unaudited financial statements that are not included in this Form 10-K. The unaudited financial statements have been prepared on a basis consistent with our audited financial statements and, in the opinion of management, include all adjustments that management considers necessary for the fair presentation of the information for the unaudited periods.

You should read the selected historical financial and other data in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our audited financial statements and related notes which are included elsewhere in this Form 10-K. Our historical results set forth below are not necessarily indicative of results to be expected for any future period.

	Year Ended					One Month Ended
	December 31, 2006 (unaudited)	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011
	(dollars in thousands, except share and per share amounts)

Statement of Income Data:
Sales	$589,262	$728,414	$797,805	$861,931	$974,213	$78,149
Cost of goods sold	414,897	506,458	554,969	585,360	654,986	53,302

Gross profit	174,365	221,956	242,836	276,571	319,227	24,847
Selling, general and administrative expenses (1)	137,425	164,731	180,765	191,250	244,378	17,623
Store closure and exit costs	—	2,151	562	4,361	792	37
Depreciation	12,954	19,163	24,482	27,880	33,122	2,729

Income from operations	23,986	35,911	37,027	53,080	40,935	4,458
Interest expense	3,427	5,469	5,267	3,806	2,374	87
Other income, net	(28)	(48)	(123)	(236)	(170)	(1)

Income before provision for income taxes	20,587	30,490	31,883	49,510	38,731	4,372
Recognition of net deferred tax liabilities upon C-corporation conversion (2)	—	—	—	—	19,125	—
Tax provision (benefit), current year (2)	258	201	326	308	(3,309)	1,712

Net income	$20,329	$30,289	$31,557	$49,202	$22,915	$2,660

Net income per share
Basic and diluted	$0.42	$0.63	$0.66	$1.03	$0.48	$0.06
Dividends declared per common share	$0.32	$0.36	$0.54	$0.42	$1.00	$—
Shares used in computation of net income per share,
Basic	47,991,045	47,991,045	47,991,045	47,991,045	47,991,045	47,991,045

Diluted	47,991,045	47,991,045	47,991,045	47,991,045	48,059,882	48,095,459

	Year Ended					One Month Ended
	December 31, 2006 (unaudited)	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011
	(dollars in thousands, except share and per share amounts)

Pro Forma Data (unaudited):
Income before provision for income taxes	$20,587	$30,490	$31,883	$49,510	$38,731
Pro forma provision for income taxes (3)	8,041	11,919	12,489	19,299	15,113

Pro forma net income (3)	$12,546	$18,571	$19,394	$30,211	$23,618

Pro forma net income per share (3)
Basic and diluted	$0.26	$0.39	$0.40	$0.63	$0.49

Other Operating Data (unaudited):
Number of stores at end of period	63	77	86	92	100	100
Comparable store sales growth (4)	7.0%	4.5%	(1.5)%	(1.1)%	5.0%	1.4%
Gross square footage at end of period (in thousands)	1,267	1,584	1,811	1,955	2,129	2,129
Average comparable store size (gross square feet) (5)	19,004	19,786	20,641	20,936	21,205	21,273
Comparable store sales per gross square foot during period (5)	$529	$533	$498	$472	$481	$37

Balance Sheet Data (end of period):
Total assets	$147,557	$187,695	$233,550	$235,541	$258,002	$258,857
Total long-term debt	$66,500	$92,670	$130,000	$98,200	$82,450	$81,850
Total stockholders’ equity	$22,387	$34,242	$37,905	$68,302	$69,212	$72,077

(1)	During 2010, we recorded share-based compensation and related payroll tax expenses of $28.8 million in connection with our initial public offering.

(2)	Income tax provision for 2010 included a $19.1 million charge to recognize a net deferred tax liability resulting from the tax reorganization carried out in connection with our initial public offering. Additionally, from November 9, 2010 through the end of 2010, we recognized a $3.7 million income tax benefit that resulted from our net loss from November 9, 2010 through the end of 2010.

(3)	Prior to November 9, 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-corporation status and converted to a C-corporation on November 9, 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that will be reflected in our financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using blended statutory federal and state income tax rates of 39.1%, 39.1%, 39.2% and 39.0% in 2006, 2007, 2008 and 2009, respectively, and 39.0 % for 2010. These tax rates reflect the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for each period.

(4)	Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-K regarding our comparable store sales may not be comparable to similar data made available by our competitors. The January 2011 period has one less day than the same period last year, which negatively impacts the comparison by 3.4%. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)	Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with “Selected Historical Financial and Other Data” and our audited financial statements and related notes which are included elsewhere in this Form 10-K. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A Risk Factors”, and included in other portions of this Form 10-K.

Overview

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 30, 2011, we operated 100 stores in 20 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

We believe several key differentiating elements of our business have enabled us to execute our strategy consistently and profitably across our expanding store base. We believe the differentiated shopping experience we provide has helped us to expand our business primarily through favorable word-of-mouth publicity. Within our smaller-box format, we focus on higher-margin food categories and strive to deliver a more personal level of service and a more enjoyable shopping experience. Further, our smaller-box format is adaptable to different retail sites and configurations and has facilitated our successful growth. Additionally, we believe our disciplined, comprehensive approach to planning and merchandising and the support we provide our stores allow us to deliver a consistent shopping experience and financial performance across our store base.

In addition to presenting the Company’s financial results in conformity with U.S. generally accepted accounting principles (“GAAP”), the Company is also presenting results on an “adjusted” basis in order to exclude the impact of certain charges related to our initial public offering and the tax effect of converting from an S-corporation to a C-corporation in connection with our initial public offering. Adjusted results are non-GAAP financial measures. For a reconciliation of adjusted results to GAAP results and a discussion of why we use non-GAAP financial measures, see “—Non-GAAP Adjusted Financial Results” and “—Results of Operations—Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009” below.

Operating income for 2010 decreased $12.2 million, or 23.0%, to $40.9 million from $53.1 million in 2009. Share-based compensation and related payroll tax expense incurred in connection with our initial public offering reduced operating income in 2010 by $28.8 million compared to 2009. Net income for 2010 was $22.9 million, which includes the impact of the share-based compensation and related payroll tax expense incurred in connection with our initial public offering and the establishment of $19.1 million of beginning deferred tax balances, compared to net income for 2009 of $49.2 million. Diluted earnings per share for 2010 were $0.48 compared to diluted earnings per share for 2009 of $1.03.

Excluding the share-based compensation and related payroll tax expense incurred in connection with our initial public offering, adjusted operating income increased $16.6 million, or 31.3%, to $69.7 million in 2010 from $53.1 million in 2009. Additionally, excluding the establishment of beginning deferred tax balances, adjusted net income increased 36.4% to $41.2 million in 2010 from pro forma net income of $30.2 million in 2009. Diluted adjusted earnings per share increased 36.5% to $0.86 in 2010 compared to diluted pro forma earnings per share of $0.63 in 2009.

Through our effort to expand our store base, we have achieved strong growth in store count and operating results. We grew from 53 stores at December 31, 2005, to 100 stores at December 31, 2010, a compound annual growth rate (“CAGR”) of approximately 13.5%. Our sales increased from $459.7 million in 2005 to $974.2 million in 2010, a CAGR of 16.2%.

Outlook

We intend to continue our profitable growth by expanding our store base, driving comparable store sales and increasing our highly-attractive operating margins. Consistent with our history of growth, we intend to open new stores in existing markets and penetrate new markets. We view expansion of our store base as a core competency and have more than tripled our store count since 2000. We opened eight new stores in 2010 and believe there is a significant opportunity to continue to increase our number of stores. In addition, if attractive opportunities arise, we may acquire stores as a way to expand our store base and penetrate new markets. Our results of operations have been, and may continue to be, affected by the timing and number of new store openings, primarily because new stores generally have different performance profiles and greater variability in sales volumes than our mature stores.

We aim to increase our comparable store sales by generating growth in the number and size of customer transactions. Key elements of our strategy include increasing customer awareness, offering new and differentiated products and continuing to provide a distinctive in-store experience. We also intend to increase our operating margins through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. We expect store growth will permit us to benefit from economies of scale in sourcing products and will allow us to leverage our existing infrastructure for scale efficiencies.

We believe that we are well-positioned to capitalize on evolving consumer preferences and other trends currently shaping the food retail industry. These trends include: a growing emphasis on the customer shopping experience; an increasing consumer focus on healthy eating choices and fresh, quality offerings, including regionally and locally sourced products; an improving perception of private-label product quality; and an increasing number of older people, a demographic that is expected to account for a disproportionately higher share of food-at-home spending by households.

We expect continued sales growth in fiscal 2011. The magnitude of expected growth could vary significantly due to overall economic and competitive conditions, and due to volatility in the supply and costs of commodities such as meat, cheese and produce. The Company expects that the development and maturation of new stores will also drive future sales growth. We anticipate opening an additional 12 to 14 new stores by the end of fiscal 2011 or early in fiscal 2012, in addition to remodeling two stores and relocating two stores during the same period.

How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures that we assess to evaluate the performance of our business are set forth below:

Sales

Our sales comprise gross sales net of coupons, commissions and discounts. Sales include sales from all of our stores.

The food retail industry and our sales are affected by general economic conditions and seasonality, as well as the other factors, discussed below, that affect our comparable store sales. Consumer purchases of specialty food products are particularly sensitive to a number of factors that influence the levels of consumer spending, including economic conditions, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. In addition, our business is seasonal and, as a result, our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Improved economic conditions in 2010 resulted in improved sales, while adverse economic conditions resulted in lower sales in 2008 and 2009 due to decreased levels of consumer spending, disposable income and confidence. We believe that during 2008 and 2009, these factors led to decreases in both the number and average size of customer transactions at our comparable stores. The adverse effect on sales of the economic conditions in 2008 and 2009, however, was more than offset by growth in sales attributable to the new stores we opened in 2008 and 2009. In addition, growth in sales attributable to the new stores we opened in 2010 contributed significantly to improved sales.

Comparable Store Sales

Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. We believe that comparability is achieved approximately fifteen months after opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-K regarding our comparable store sales may not be comparable to similar data made available by our competitors.

Various factors may affect comparable store sales, including:

•	overall economic trends and conditions;

•	consumer preferences and buying trends;

•	our competition, including competitor store openings or closings near our stores;

•	the pricing of our products, including the effects of inflation or deflation;

•	the number of customer transactions at our stores;

•	our ability to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the number of stores we open, remodel or relocate in any period.

As we continue to pursue our growth strategy, we expect that a significant percentage of our sales will continue to come from new stores not included in comparable store sales. Accordingly, comparable store sales is only one measure we use to assess our performance.

Gross Profit

Gross profit is equal to our sales minus our cost of goods sold. Gross margin rate measures gross profit as a percentage of our sales. Cost of goods sold includes the direct costs of purchased merchandise, distribution and supply chain costs, buying costs, supplies and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, personal property taxes, insurance, licenses and utilities. The components of our cost of goods sold may not be identical to those of our competitors. As a result, data in this Form 10-K regarding our gross profit and gross margin rate may not be comparable to similar data made available by our competitors.

Our cost of goods sold is directly correlated with sales. Changes in the mix of products sold may also impact our gross margin rate.

Gross margin rate enhancements are driven by:

•	economies of scale resulting from expanding our store base;

•	reduced shrinkage as a percentage of sales; and

•	productivity gains through process and program improvements.

In 2010, and during the adverse economic environment of 2008 and 2009, we were able to continue to improve our gross margin rate because our overall store growth allowed us to benefit from economies of scale. Our continued growth, at a time when many other purchasers of premium food products were not growing, further allowed us to benefit from greater purchasing power in sourcing products. Although not implemented in response to macroeconomic conditions, we have also benefited from our implementation of various technological and process improvements related to inventory management.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consists of certain retail store and corporate costs, including compensation (both cash and share-based), benefit costs, pre-opening expenses, advertising and other direct store and corporate administrative costs. Share-based compensation expenses include those incurred in connection with our initial public offering as well as those arising from grants made under our 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs associated with the opening of new stores including recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs and costs incurred for producing and communicating advertising are expensed when incurred.

Labor and corporate administrative costs generally decrease as a percentage of sales as sales increase. Accordingly, selling, general and administrative expenses as a percentage of sales is usually higher in lower volume quarters and lower in higher-volume quarters. Store-level labor costs are generally the largest component of our selling, general and administrative expenses. The components of our selling, general and administrative expenses may not be identical to those of our competitors. As a result, data in this Form 10-K regarding our selling, general and administrative expenses may not be comparable to similar data made available by our competitors. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company.

In 2009 and 2010, we continued the efforts we began in 2008, to reduce selling, general and administrative expenses. In 2010, we continued to refine labor scheduling and management staffing at our stores to better match employee staffing to expected customer traffic. In 2008 and 2009, we also implemented broad-based cost-savings measures at our corporate office.

These broad-based cost savings measures included a headcount reduction, reduced bonuses and merit pay increases, a reduction in our 401(k) matching contributions, reduced expenditures in connection with delivering corporate communications to our stores and reduced expenditures associated with travel and certain outside advisers.

In 2009, a stockholder of the Company granted stock options to certain key employees pursuant to separate arrangements between the stockholder and the respective employees. These options vested on November 4, 2010, in connection with our initial public offering and as a result we recognized share-based compensation expense of $28.4 million and payroll related tax expense of $0.4 million.

Income from Operations

Income from operations consists of gross profit minus selling, general and administrative expenses, store closure and exit costs and depreciation.

Income Taxes

Until November 9, 2010, we operated as an S-corporation, and did not pay federal corporate income tax or state corporate income tax in states that recognize S-corporation status. Instead, the stockholders of the S-corporation were responsible for income tax on the S-corporation’s taxable income. Accordingly, our income tax provision in 2009 and for the portion of 2010 prior to our initial public offering only reflect state taxes owed by us in certain states in which we operate. Since November 9, 2010, we have operated as a C-corporation. In the fourth quarter of 2010, in connection with our conversion to a C-corporation, we recognized a $19.1 million charge to establish deferred tax balances.

Change in Fiscal Year-End and Transition Period Financial Statements

On January 26, 2011 our Board of Directors approved a change in our fiscal year-end from a calendar year-end of December 31 to a fiscal year-end ending on the last Sunday of January commencing with fiscal 2011. In connection with the change of our fiscal year-end, we have a 30-day transition period from January 1, 2011 to January 30, 2011, the audited results of which are reported below.

We changed our fiscal year-end in order to offer more comparable quarterly and annual data to our investors. As a specialty retailer focused on foods, our operations are more active during the periods surrounding holidays and can be subject to seasonal differences in the event that holiday periods fall within a particular fiscal period one year and a different fiscal period in a subsequent year. By changing our fiscal year end, revenues, including the use of gift cards given as holiday gifts, in the months of December and January will now appear in the same fiscal quarter and fiscal year resulting in greater comparability of our period to period financial results regardless of whether significant shopping occurs at the end of December or the beginning of January. In addition, the Easter holiday and the time periods surrounding Easter, are significant shopping periods for us and the change in our fiscal year end means that these periods will always be in our first fiscal quarter rather than occurring variously from one year to the next in the first quarter or the second quarter. We believe that this change in fiscal year end will provide investors with a more comparable quarterly and annual picture of our Company’s operations.

As a result of the change in our fiscal year end, our fiscal quarters, each of which will now consist of three periods of four, four and five weeks, will also end on different dates from prior periods. Accordingly, we expect to recast our prior quarters’ financial information in fiscal 2011 quarterly reports on Form 10-Q so that the prior period quarterly information is comparable to the quarterly information for fiscal 2011.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	Year Ended			One Month Ended
	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011
	(dollars in thousands, except share and per share amount)
Statement of Income Data:
Sales	$797,805	$861,931	$974,213	$78,149
Cost of goods sold	554,969	585,360	654,986	53,302

Gross profit	242,836	276,571	319,227	24,847
Selling, general and administrative expenses	180,765	191,250	244,378	17,623
Store closure and exit costs	562	4,361	792	37
Depreciation	24,482	27,880	33,122	2,729

Income from operations	37,027	53,080	40,935	4,458
Interest expense	5,267	3,806	2,374	87
Other income, net	(123)	(236)	(170)	(1)

Income before provision for income taxes	31,883	49,510	38,731	4,372
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	19,125	—
Tax provision (benefit), current year	326	308	(3,309)	1,712

Net income	$31,557	$49,202	$22,915	$2,660

Net income per share
Basic and diluted	$0.66	$1.03	$0.48	$0.06
Dividends declared per common share	$0.54	$0.42	$1.00	$—
Shares used in computation of net income per share,
Basic	47,991,045	47,991,045	47,991,045	47,991,045

Diluted	47,991,045	47,991,045	48,059,882	48,095,459

Pro Forma Data (unaudited):
Income before provision for income taxes	$31,883	$49,510	$38,731
Pro forma provision for income taxes (1)	12,489	19,299	15,113

Pro forma net income (1)	$19,394	$30,211	$23,618

The Fresh Market, Inc.

Selected Historical Financial and Other Data

	Year Ended			One Month Ended
	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011
	(dollars in thousands, except share and per share amounts)
Other Operating Data (unaudited):
Number of stores at end of period	86	92	100	100
Comparable store sales growth (2)	(1.5)%	(1.1)%	5.0%	1.4%
Gross square footage at end of period (in thousands)	1,811	1,955	2,129	2,129
Average comparable store size (gross square feet) (3)	20,641	20,936	21,205	21,273
Comparable store sales per gross square foot during period (3)	$498	$472	$481	$37

(1)	Prior to November 9, 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-corporation status and converted to a C-corporation on November 9, 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that will be reflected in our financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using blended statutory federal and state income tax rates of 39.2% and 39.0% in 2008 and 2009, respectively, and 39.0 % for 2010. These tax rates reflect the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for each period.

(2)	Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-K regarding our comparable store sales may not be comparable to similar data made available by our competitors. The January 2011 period has one less day than the same period last year, which negatively impacted the comparison by 3.4%. For further discussion see “--Results of Operations--One Month Audited Transition Period Ended January 30, 2011 Compared to the One Month Unaudited Period Ended January 31, 2010.”

(3)	Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period.

	Year Ended			One Month Ended
	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011
Cost of goods sold	69.6%	67.9%	67.2%	68.2%

Gross profit	30.4%	32.1%	32.8%	31.8%
Selling, general and administrative expenses	22.7%	22.2%	25.1%	22.6%
Store closure and exit costs	0.1%	0.5%	0.1%	0.0%
Depreciation	3.1%	3.2%	3.4%	3.5%

Income from operations	4.6%	6.2%	4.2%	5.7%
Interest expense	0.7%	0.4%	0.2%	0.1%
Other income, net	0.0%	0.0%	0.0%	0.0%

Income before provision for income taxes	4.0%	5.7%	4.0%	5.6%
Recognition of net deferred tax liabilities upon C-corporation conversion	0.0%	0.0%	2.0%	0.0%
Tax provision (benefit), current year	0.0%	0.0%	(0.3)%	2.2%

Net income	4.0%	5.7%	2.4%	3.4%

Percentage totals in the above table may not equal the sum of the components due to rounding.

One-Month Audited Transition Period Ended January 30, 2011 (“January 2011”) Compared to the One-Month Unaudited Period Ended January 31, 2010 (“January 2010”).

The transition period ended January 30, 2011 had 30 days while the comparable period in January 2010 had 31 days.

Sales for January 2011 increased by $6.2 million, or 8.6%, to $78.2 million, from $72.0 million for January 2010. Our comparable store sales increased 1.4% for January 2011 compared to January 2010. The January 2011 period had one less day than the same period in 2010, which negatively impacted the comparison by 3.4%. Gross profit increased by $1.8 million, or 7.8%, to $24.8 million for January 2011, from $23.0 million for January 2010. The gross margin rate decreased 10 basis points due to a LIFO charge of $0.4 million in the one month ending January 2011 compared to a charge of $0.1 million in January 2010. Selling, general and administrative expenses increased by $1.6 million, or 10.0%, to $17.6 million for January 2011, from $16.0 million for January 2010. The increase was primarily attributable to eight additional stores operating during the 2011 period compared to 2010, which led to higher overall store-level labor expenses and other costs to operate our stores. Selling, general and administrative expenses increased as a percent of sales by 30 basis points in January 2011, mostly due to new public company costs and incremental share based compensation expense. In addition to the items above, depreciation expense had a negative impact on income from continuing operations due to accelerated depreciation associated with planned store relocations and remodels in 2011 and 2012. Income from continuing operations decreased by 2.2% to $4.5 million for January 2011 compared to $4.6 million for January 2010. Net income was $2.7 million, for diluted earnings of $0.06 per share, for January 2011 compared to $4.2 million, or diluted earnings of $0.09 per share for January 2010. The decrease in net income is attributable to our conversion from an S-corporation to a C-corporation, which resulted in additional entity-level taxes of $1.7 million for the one month ended January 30, 2011 as compared to January 31, 2010.

Non-GAAP Adjusted Financial Results

In addition to presenting our financial results in conformity with GAAP within this Form 10-K, we are also presenting results on an “adjusted” basis in order to exclude the impact of certain charges related to our initial public offering and the tax effect of converting from an S-corporation to a C-corporation in connection with our initial public offering. Specifically, 2010 results include share-based compensation and related payroll tax expenses arising from the vesting of equity awards at the time of the initial public offering, as well as income tax charges incurred in order to establish beginning deferred tax balances arising from our conversion from an S-corporation to a C-corporation. Additionally, from January 1, 2010 through November 8, 2010, we did not incur corporate income tax due to our S-corporation status. Our adjusted results exclude the impact of the charges related to our initial public offering and reflect a pro forma provision for corporate income taxes for the portion of 2010 that we had S-corporation status. These adjusted financial results are non-GAAP financial measures. We believe that the presentation of adjusted financial results facilitates an understanding of our operations without the one-time impact associated with the initial public offering. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Sales

Sales increased 13.0%, or $112.3 million, to $974.2 million in 2010, from $861.9 in 2009. The 2010 increase in sales was attributable primarily to sales from eight stores that were not open in 2009, increased sales from seven stores that were only opened during a portion of 2009 and an overall increase in comparable store sales. There were 90 comparable stores and 10 non-comparable stores open at December 31, 2010.

Comparable store sales increased 5.0% in 2010 compared to 2009, as a result of a 3.0% increase in the number of transactions and a 2.0% increase in the average transaction size at our comparable stores. Average customer transaction size increased to $30.10 for 2010, from $29.51 for 2009.

Gross Profit

Gross profit, which includes occupancy costs, increased 15.4%, or $42.6 million, to $319.2 million for 2010, from $276.6 million for 2009. The amount of the increase in gross profit attributable to increased sales was $36.0 million and the amount of the increase in gross profit attributable to increased gross margin rate was $6.6 million. Our cost of goods sold (exclusive of depreciation) increased by $69.6 million for 2010 compared to 2009, which was primarily attributable to a $62.9 million increase in merchandise product costs and a $4.3 million increase in store occupancy costs. Gross margin rate increased 70 basis points to 32.8% for 2010 from 32.1% for 2009. The increase in our gross margin rate was primarily attributable to lower product costs as a percentage of sales. During 2010 and 2009, we continued to grow our order volume faster than that of many other businesses that purchase premium food products, which allowed us to benefit from greater purchasing power in sourcing our products. In addition, our gross margin rate benefited from the leverage achieved from comparable store sales growth, as certain fixed expenses, principally occupancy costs, did not increase at the same rate as comparable store sales. In 2010, the increase in the gross margin rate was also favorably impacted by reduced supplies expense as a percent of sales compared to 2009 and was partially offset by a higher LIFO inventory charge.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 27.8%, or $53.1 million, to $244.4 million for 2010, from $191.3 million for 2009. The increase in selling, general and administrative expenses was primarily attributable to share-based compensation and related payroll tax expense of $28.8 million associated with our initial public offering. Also, an increase in the number of stores in operation and an increase in customer traffic during 2010 compared to 2009 led to higher overall store-level labor expenses and other costs to operate our stores. With more stores in operation during 2010, our salary and benefit expenses increased $16.3 million and our other store operating expenses increased $3.7 million, compared to 2009. In addition, our corporate administrative expenses increased $31.9 million for 2010 as compared to 2009, primarily attributable to increased headcount, payroll and related expenses, and share-based compensation expenses for corporate employees.

Selling, general and administrative expenses as a percentage of sales for 2010 increased 290 basis points to 25.1% from 22.2% for 2009. Share-based compensation and related payroll tax expense incurred in connection with our initial public offering accounted for 300 basis points of increased expense and the remainder of selling, general and administrative expenses primarily from store payroll and benefit costs accounted for a 10 basis point decrease.

Excluding the share-based compensation and related payroll tax expense associated with our initial public offering, adjusted selling, general, and administrative expenses for the year increased $24.3 million to $215.6 million. As a percent of sales, adjusted selling, general, and administrative expenses for 2010 were 22.1%, or 10 basis points lower than 2009. The following table provides an unaudited reconciliation of adjusted selling, general and administrative expenses, a non-GAAP financial measure, to selling, general and administrative expenses in accordance with GAAP:

2010
(amounts in thousands)
Selling, general and administrative expenses	$244,378
Share-based compensation and related payroll tax expense associated with our initial public offering	(28,821)

Adjusted selling, general and administrative expenses	$215,557

Income from Operations

For 2010, operating income decreased $12.2 million, or 23.0%, to $40.9 million from $53.1 million in 2009. Income from operations as a percentage of sales for 2010 decreased to 4.2% from 6.2% for 2009. For 2010, share-based compensation and related payroll tax expense related to our initial public offering reduced operating income by $28.8 million. Excluding these items, adjusted operating income increased $16.6 million, or 31.3%, to $69.7 million in 2010 from $53.1 million in 2009. As a percent of sales, adjusted operating margin for 2010 was 7.2%, which was 100 basis points higher than for 2009. Store closure and exit costs decreased by $3.6 million, to $0.8 million for 2010 from $4.4 million for 2009. During 2010, we did not record any charges related to additional store closures, whereas during 2009, we recorded charges for the closure of our store in Grand Rapids, Michigan in 2009 and also increased our estimated future net lease obligations associated with a store which closed in 2007. Depreciation increased 18.8%, or $5.2 million, to $33.1 million for 2010 from $27.9 million for 2009 which was attributable to store unit growth and accelerated depreciation due to the early replacement of certain store equipment. The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to income from operations in accordance with GAAP:

2010
(amounts in thousands)
Income from operations	$40,935
Share-based compensation and related payroll tax expense associated with our initial public offering	28,821

Adjusted income from operations	$69,756

Interest Expense

Interest expense decreased 36.8%, or $1.4 million, to $2.4 million for 2010 from $3.8 million for 2009, due primarily to reduced weighted average borrowings under our revolving credit facility. In addition, our effective interest rate on our long-term debt, including our interest rate swaps, was lower for 2010 than 2009. We benefited from a reduced base rate and applicable margin on our revolving credit facility as well as the expiration of two of our interest rate swaps in 2010 for which we paid a fixed rate of 4.95% and 3.9% on the notional amounts of $12.5 million and $15.0 million, respectively.

Income Tax Expense

In 2010 we incurred a $19.1 million charge to recognize a net deferred tax liability resulting from the tax reorganization carried out in connection with our initial public offering. Additionally, from November 9, 2010 through the end of 2010, we recognized a $3.7 million income tax benefit that resulted from our pre-tax loss from November 9, 2010 through the end of 2010. The pre-tax loss was primarily attributable to the $28.8 million in share-based compensation expense and related payroll tax expense incurred in connection with our initial public offering.

Net Income

Net income decreased 53.5%, or $26.3 million, to $22.9 million for 2010, from $49.2 million for 2009. Net income as a percentage of sales for 2010 decreased to 2.4% from 5.7% for 2009. Adjusted net income increased 36.4%, or $11.0 million, to $41.2 million for 2010, from pro forma net income of $30.2 million for 2009. Adjusted net income as a percentage of sales increased to 4.2% for 2010 from pro forma net income as a percentage of sales of 3.5% for 2009. The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to net income in accordance with GAAP:

	(amounts in thousands, except per share amounts)

	2010
	Net Income	Diluted Earnings Per Share
Net income	$22,915	$0.48
Share-based compensation expense (1)	17,575	0.37
Recognition of net deferred tax liabilities upon C-corporation conversion	19,125	0.40
Tax provision (2)	(18,422)	(0.39)

Adjusted net income	$41,193	$0.86

(1)	Represents share based compensation expense of $28.8 million including related payroll taxes incurred in connection with our initial public offering, net of tax benefit.

(2)	Represents estimated income taxes from January 1, 2010 to November 8, 2010, the time period we were an S-corporation, using a blended statutory rate of 39.0%, which reflects combined federal and state income taxes, as if we had been treated as a C-corporation.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Sales

Sales increased 8.0%, or $64.1 million, to $861.9 million in 2009 from $797.8 million in 2008, resulting from a $72.6 million increase in non-comparable store sales, partially offset by an $8.5 million decrease in comparable store sales. The increase in sales was primarily due to the opening of seven new stores in 2009, partially offset by the closure of one store and a decrease in comparable store sales. There were 80 comparable stores and 12 non-comparable stores open at December 31, 2009.

Comparable store sales decreased 1.1% in 2009, as a result of a 2.7% decrease in average transaction size, partially offset by a 1.6% increase in the number of transactions at our comparable stores. The number of customer transactions at our stores, as compared to the prior year period, began to improve in the second quarter of 2009. Average customer transaction size decreased to $29.57 in 2009 from $30.37 in 2008, however, average customer transaction size began to improve in the fourth quarter of 2009. For the second half of 2009, we experienced positive comparable store sales, with comparable store sales increasing 6.2% in the fourth quarter of 2009 compared to the fourth quarter of 2008.

Gross Profit

Gross profit increased 13.9%, or $33.8 million, to $276.6 million in 2009 from $242.8 million in 2008. The amount of the increase in gross profit attributable to increased sales was $19.5 million and the amount of the increase in gross profit attributable to increased gross margin rate was $14.2 million. Our cost of goods sold (exclusive of depreciation) increased by $30.4 million for 2009 compared to 2008, primarily attributable to a $25.6 million increase in product costs and a $6.5 million increase in store occupancy costs. Gross margin rate increased 170 basis points to 32.1% for 2009 from 30.4% for 2008. In 2009, we achieved lower cost of goods sold as a percentage of sales, compared to 2008, as our overall growth allowed us to benefit from economies of scale and as various organizational, technological and process refinements improved ordering and decreased shrinkage.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 5.8%, or $10.5 million, to $191.3 million in 2009 from $180.8 million in 2008. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during 2009 compared to 2008, which led to higher overall store-level labor expenses and costs to operate our stores. With more stores in operation during 2009, our store-level labor expenses increased $7.8 million and our other store operating expenses increased $1.2 million, compared to 2008. In addition, our corporate administrative expenses increased $2.0 million in 2009 as compared to 2008, primarily attributable to increased compensation expenses for corporate employees, partially offset by a $0.6 million decrease in loss on disposal of assets.

Selling, general and administrative expenses as a percentage of sales for 2009 decreased by 50 basis points to 22.2% from 22.7% for 2008. The decrease in selling, general and administrative expenses as a percentage of sales was primarily the result of cost-containment measures in response to adverse economic conditions, and because our overall growth allowed us to benefit from economies of scale. In 2009, we improved our store-level labor expense by refining labor scheduling and management staffing to better match employee staffing to expected customer traffic. Overall, our store-level labor expense as a percentage of sales decreased by 30 basis points, contributing approximately 65% of the overall expense improvement. We were able to make these refinements by training employees in multiple areas of our store operations and introducing various organizational, technological and process improvements. By training employees to work in more than one store department as needs dictate we were able to improve the efficiency of our labor scheduling. The ability of our employees to work across departments has allowed us to reduce the total labor hours required to staff our stores. We also implemented broad-based cost-savings measures at our corporate office to manage our expenses.

Income from Operations

Income from operations increased 43.4%, or $16.1 million, to $53.1 million in 2009 from $37.0 million in 2008. Income from operations as a percentage of sales for 2009 increased to 6.2% from 4.6% for 2008. Store closure and exit costs increased by $3.8 million, to $4.4 million in 2009 from $0.6 million in 2008. The increase in store closure and exit costs resulted from the closure of our store in Grand Rapids, Michigan in 2009 as well as a change in our estimated future net lease obligations associated with a store we closed in 2007. We did not close any stores in 2008. Depreciation increased by $3.4 million, to $27.9 million in 2009 from $24.5 million in 2008, primarily attributable to store growth over that time.

Interest Expense

Interest expense decreased 27.7%, or $1.5 million, to $3.8 million in 2009 from $5.3 million in 2008, due primarily to a reduced average interest rate under our revolving credit facility.

Net Income

As a result of the foregoing, net income increased 55.9%, or $17.6 million, to $49.2 million in 2009 from $31.6 million in 2008. Net income as a percentage of sales for 2009 increased to 5.7% from 4.0% for 2008.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Our primary uses of cash are purchases of inventory, operating expenses, capital expenditures primarily for opening new stores and relocating and remodeling existing stores, debt service, corporate taxes and, while we were an S-corporation, distributions to our stockholders. We believe that the cash generated from operations, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores and relocating and remodeling existing stores and other strategic initiatives. These strategic initiatives include the replacement of store equipment and product display fixtures, and investments in information technology and merchandising enhancements. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within seven days of the related sale.

While adverse economic conditions in 2008 and 2009 materially impacted our comparable store sales, these conditions did not materially affect our liquidity or borrowing costs. The adverse economic conditions did not materially affect our liquidity or borrowing costs because (1) our increased net income resulted in increased net cash provided by operating activities, (2) we reduced capital expenditures in 2009 in response to the adverse economic conditions and (3) we were able to access committed financing through our revolving credit facility, the covenants and pricing of which are unrelated to comparable store sales.

At January 30, 2011, we had $7.9 million in cash and cash equivalents and $86.2 million in borrowing availability pursuant to our 2007 Credit Facility (defined below). On February 22, 2011, we terminated the 2007 Credit Facility and entered into the 2011 Credit Facility (defined below). At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility. The 2007 Credit Facility and 2011 Credit Facility are discussed under “—Financing Activities” and “—Revolving Credit Facility” below.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional expansion opportunities within the next year which could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional expansion opportunities, our ability to pursue such opportunities could be materially adversely affected.

A summary of our operating, investing and financing activities are shown in the following table:

	Year Ended			One Month Ended
	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011

Net cash provided by operating activities	$60,388	$84,774	$111,438	$9,230
Net cash used in investing activities	(64,493)	(36,386)	(41,926)	(4,424)
Net cash provided by (used in) financing activities	7,589	(51,901)	(68,675)	(600)

Net increase (decrease) in cash and cash equivalents	$3,484	$(3,513)	$837	$4,206

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, the effect of working capital changes and realized losses on disposal of property and equipment. In 2010, these non-cash items included an increase in share-based compensation expense as a result of our initial public offering and the recognition of deferred income taxes due to our conversion from an S-corporation to a C-corporation.

	Year Ended			One Month Ended
	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011

Net income	$31,557	$49,202	$22,915	$2,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,534	27,929	33,171	2,734
Impairments and loss on disposal of property and equipment	1,322	1,985	817	21
Share-based compensation associated with liability awards	—	232	29,420	—
Share-based compensation - new awards	—	—	358	197
Deferred income taxes	—	—	15,444	1,612
Change in working capital	2,975	5,426	9,313	2,006

Net cash provided by operating activities	$60,388	$84,774	$111,438	$9,230

Net cash provided by operating activities increased 31.4%, or $26.6 million, to $111.4 million for 2010 from $84.8 million for 2009. The increase in net cash provided by operating activities was primarily due to an increase in our net income adjusted for non-cash items.

Net cash provided by operating activities increased 40.4%, or $24.4 million, to $84.8 million in 2009 from $60.4 million in 2008. The $24.4 million increase in net cash provided by operating activities was primarily due to an increase in our net income adjusted for non-cash items, and reduced working capital needs, primarily driven by lower inventory values.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	Year Ended			One Month Ended
	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011

Purchases of property and equipment	$(64,571)	$(36,424)	$(41,983)	$(4,424)
Proceeds from sale of property and equipment	78	38	57	—

Net cash used in investing activities	$(64,493)	$(36,386)	$(41,926)	$(4,424)

Capital expenditures increased 15.4%, or $5.6 million, to $42.0 million for 2010 from $36.4 million for 2009. The increase in capital expenditures was primarily due to $4.7 million being spent on new merchandising and information technology initiatives during 2010. The remainder of the increase was related to the timing differences in construction billings for 2010 compared to 2009.

Capital expenditures decreased 43.6%, or $28.2 million, to $36.4 million in 2009 from $64.6 million in 2008. The decrease in capital expenditures in 2009 was primarily a result of fewer new store openings. In response to adverse economic conditions, we decreased our new store openings from nine new stores in 2008 to seven new stores in 2009, which was less than the number of stores we aimed to open before economic conditions deteriorated.

We plan to spend approximately $85 million to $90 million on capital expenditures during fiscal 2011, of which approximately 90% will be in connection with opening new stores and relocating and remodeling existing stores, with the remainder being used for other capital expenditures.

Financing Activities

Cash provided by (used in) financing activities consists principally of borrowings and payments under our revolving credit facility, equity issuance costs associated with our initial public offering and, prior to our initial public offering, distributions to our stockholders. Prior to our initial public offering the distributions to our stockholders consisted of both discretionary distributions and distributions to enable our stockholders to pay their tax obligations due to our S-corporation status, which we funded through borrowings under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a discussion of our dividend policy.

	Year Ended			One Month Ended
	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011

Borrowings on revolving credit note	$140,220	$230,896	$326,641	$23,886
Payments made on revolving credit note	(102,890)	(262,696)	(342,391)	(24,486)
Decrease in bank overdrafts	(3,743)	—	—	—
Equity issuance costs	—	—	(4,815)	—
Distributions to stockholders	(25,998)	(20,101)	(48,110)	—

Net cash provided by (used in) financing activities	$7,589	$(51,901)	$(68,675)	$(600)

Net cash used in financing activities during 2010 and 2009 was $68.7 million and $51.9 million, respectively. The $16.8 million increase in net cash used in financing activities was primarily due to distributions to our stockholders of $48.1 million during 2010, compared to $20.1 million in distributions to our stockholders during 2009. In addition, we incurred equity issuance costs of $4.8 million as a result of our initial public offering. Net repayments under our revolving credit facility during 2010 and 2009 were $15.7 million and $31.8 million, respectively.

Net cash used in financing activities during 2009 was $51.9 million and net cash provided by financing activities was $7.6 million in 2008. The $59.5 million change in net cash used in financing activities was due primarily to net repayments of $31.8 million under our revolving credit facility in 2009, compared to net borrowings of $37.3 million under our revolving credit facility during 2008. Due to the refinement in our cash management activities implemented during 2009, the frequency with which we borrowed and repaid amounts under our revolving credit facility increased in 2009 compared to 2008, resulting in higher levels of borrowings and repayments. In addition, distributions to our stockholders during 2009 totaled $20.1 million, compared to $26.0 million in distributions to our stockholders during 2008.

Revolving Credit Facility

On February 22, 2011, we terminated our revolving credit facility that had been in place at January 30, 2011 and entered into a credit agreement with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility refinances and replaces our credit agreement dated February 27, 2007 by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and the several other lending institutions (the “2007 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While we currently have no material domestic subsidiaries, other entities will guarantee our obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries during the term of the 2011 Credit Facility.

The 2011 Credit Facility provides for total borrowings of up to $175 million. Under the terms of the 2011 Credit Facility, we are entitled to request an increase in the size of the facility by an amount not exceeding $75 million in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, we may designate one or more other lender(s) to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25 million and a swing line sublimit of $10 million. At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility.

At our option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The commitment fee calculated on unused portions of the credit facility ranges from 0.30% to 0.45% per annum.

The 2011 Credit Facility contains a number of affirmative and restrictive covenants, including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

In addition, the 2011 Agreement provides that we will be required to maintain the following financial ratios:

•

a consolidated maximum leverage ratio as of the end of any quarter of not more than 4.25 to 1.00, based upon the ratio of (i) adjusted funded debt (as defined in the 2011 Credit Facility) to (ii) EBITDAR (as defined in the 2011 Credit Facility) over the period consisting of the four fiscal quarters ending on or before the determination date, and

•

a consolidated fixed charge coverage ratio of not less than 1.70 to 1.00, based upon the ratio of (i) EBITDAR (as defined in the 2011 Credit Facility) less cash taxes paid by the company and certain discretionary distributions over the period consisting of the four fiscal quarters ending on or immediately prior to the determination date to (ii) the sum of interest expense, lease expense, rent expense and the current portion of capitalized lease obligations for such period and the current portion of long-term liabilities for the four fiscal quarters ending as of the end of any quarter on or prior to the determination date.

We were in compliance with all debt covenants under the 2007 Credit Facility as of December 31, 2010.

Contractual Obligations

The following table summarizes our contractual obligations, as of January 30, 2011.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$81,850	$—	$81,850	$—	$—
Estimated interest on long-term debt obligations (2)	1,400	1,326	74	—	—
Operating lease obligations (3)	317,882	31,547	67,646	63,239	155,450
Purchase obligations (4)	2,398	2,398	—	—	—
Contractual obligations for construction-related activities	11,111	11,111	—	—	—

Total	$414,641	$46,382	$149,570	$63,239	$155,450

1.	Reflects the outstanding balance under the 2007 Credit Facility at January 30, 2011. Our balance outstanding fluctuates as we routinely draw new advances or make payments against outstanding advances based on our liquidity. For a more detailed description of our 2011 Credit Facility, see Note 19 to our financial statements found elsewhere in this document.

2.	The outstanding balances under the 2007 Credit Facility bore variable interest at one-month LIBOR plus an applicable margin, or 0.9% at January 30, 2011. We had one interest rate swap in place that covered a notional amount of $15.0 million, or 18.3%, of the outstanding balance under the 2007 Credit Facility at January 30, 2011, which expires in November 2011. Our interest rate swap effectively fixed the interest rate on the notional amount at approximately 4.9%. This interest rate swap remains in place to cover a corresponding notional amount under the 2011 Credit Facility. For the purposes of this table, we estimated interest expense to be paid during the remaining term of the 2007 Credit Facility using the outstanding balance, interest rate and terms of our interest rate swap in place as of January 30, 2011. Our actual cash payments for interest under the 2011 Credit Facility will fluctuate as the outstanding balance changes with our cash needs and the one-month LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt and our interest rate swaps, see Note 3 and Note 4 to our financial statements found elsewhere in this Form 10-K.

3.	Represents the minimum lease payments due under our operating leases, excluding annual common area maintenance, insurance and taxes related to our operating lease obligations, which combined represented approximately 31% of our minimum lease obligations. For a more detailed description of our operating leases, see Note 7 to our financial statements found elsewhere in this Form 10-K.

4.	Purchase obligations include agreements to purchase goods and services made in the normal course of business that are enforceable and legally binding on us. Our purchase obligations consist predominantly of contracts to purchase certain inventory items. This amount does not include any payment obligations with respect to products on hand at our logistics providers as we do not typically take title or have any obligation to pay for products delivered by our logistics provider until we receive the products at our store locations. Although we occasionally have obligations to purchase any inventory on-hand in the event a contract with a logistics provider is terminated, we also generally enter into arrangements with any subsequent logistics provider pursuant to which the subsequent logistics provider purchases the inventory on-hand at the former logistics provider or we deplete the inventory on-hand at the former logistics provider as the termination date approaches.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies

In presenting our financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

Some of the estimates and assumptions that we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates. Future results may differ from our estimates under different assumptions or conditions.

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements.

For further information on our critical and other significant accounting policies, see the notes to our financial statements included elsewhere in this Form 10-K.

Inventories

Our inventories are stated at the lower of cost or market. Predominantly all of our inventories are valued using the last-in, first-out, or LIFO, method whereby the costs of the first items purchased remain in inventory and are used to value ending inventory. We use the link chain method for computing dollar value LIFO, whereby the base year values of beginning and ending inventories are determined using cumulative price indexes published by the Bureau of Labor Statistics. Valuing inventory using LIFO requires management to select from different available methods. Using a different method could result in a change in our estimate of the LIFO value of our inventory and that difference could be materially different.

The current cost of our inventories is determined using the first-in, first-out, or FIFO, method. Our FIFO cost includes purchase price net of vendor allowances. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was approximately $4.5 million and $4.7 million at December 31, 2009 and 2010, respectively, and $5.1 million at January 30, 2011.

Impairment of Long-Lived Assets

We assess our long-lived assets, principally property and equipment, for possible impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset or group of assets may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If an impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset.

Our judgment regarding the existence of circumstances that indicate an asset’s carrying value may not be recoverable, and therefore potentially impaired, is based on several factors, including a decision to close a store or an unexpected decline in long-term cash flows. Determining whether an impairment exists requires that we use estimates and assumptions of projected cash flows and operating results for the asset or assets being assessed. Our cash flow projections look several years into the future and include assumptions concerning variables such as the potential impact of operational changes, competitive factors, inflation and the economy. Our estimate of fair value used in calculating an impairment loss is based on market values, if available, or our estimated future cash flow projections discounted to their present value. Using different assumptions and definitions could result in a change in our estimates of cash flows and fair value and those differences could produce materially different results.

Closed Store Reserves

We record a reserve for future lease obligations associated with stores that are no longer being utilized in our current operations. The fair value of the closed store liability is estimated using a discount rate to calculate the present value of the remaining noncancelable lease payments at the cease use date for the store, net of an estimate of subtenant income. Lease payments for operating leases included in our closed store reserve are expected to be paid over the remaining terms of the respective leases.

Our assumptions about future cash payments to be made as part of the lease agreements are based on the terms contained in the lease agreement. In determining the fair value of the liability, we offset the future lease payments with an estimate of the amount of subtenant income that could be reasonably obtained for the store properties. Our expectations of potential subtenant income are based on variable factors including our knowledge of the geographical area in which the closed property is located, and existing economic conditions. We seek advice from local real estate professionals to develop our assumptions. While we believe our current estimates of reserves for closed properties are adequate, it is possible that market and economic conditions could cause us to change our assumptions and may require additional reserves. We review our estimates used in determining the closed store reserve on a quarterly basis and record adjustments, if necessary, in the period in which the change becomes known.

Insurance Reserves

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, product liability, director and officers’ liability, employee health care benefits, and other casualty and property risks. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

We have not made any material changes in the accounting methodology used to establish our insurance and self-insured liabilities during the past three years.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance liabilities at January 30, 2011 would have affected our annual net income by approximately $0.8 million.

Income Taxes

On November 9, 2010, the Company converted from S-corporation status to a C-corporation under Subchapter C of the Internal Revenue Code, thereby ceasing to be a pass-through entity for income tax purposes. As a result, the Company recorded deferred tax assets and liabilities using the estimated corporate effective tax rate.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Company adopted the provisions of the authoritative guidance on accounting for uncertainty in income taxes that was issued by the Financial Accounting Standards Board, or FASB. Pursuant to this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance also addresses other items related to uncertainty in income taxes including derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Shadow Equity Bonus Plan

We sponsor a bonus plan under which variable bonus awards are granted to certain key employees at different times during the year. Bonus awards are effective as of January 1 of the year of grant and fully vest on January 1 of the fifth year after the award is granted if the employee remains employed by that date. As of January 30, 2011, other events triggering vesting of bonus awards include the disability or death of the employee or a sale of the Company, which is defined as a sale of all or substantially all of our assets or equity as defined in the shadow equity bonus plan agreement. However, in March 2011, in order to clarify the intent of our board of directors at the time the shadow equity bonus awards were granted, our board of directors amended the form of shadow equity bonus award agreement to provide that a “sale of the company” includes a transaction as a result of which the Berry family holds less than 50% of the equity interests in the company.

We determine the value of a vested bonus award using a formula defined in the plan document that is based on our actual audited annual earnings less interest, tax, depreciation and amortization expense for the three years immediately preceding both the effective grant date and the vesting date as defined in the plan document. In March 2011, in connection with the amendment described above, the form of shadow equity bonus award agreement was revised to provide that the calculation of annual earnings less interest, tax, depreciation and amortization expense will exclude closed store expenses from prior years and certain charges related to offerings, including the initial public offering, of the Company’s equity by the Company’s pre-initial public offering stockholders, which is consistent with our historical accounting treatment. We recognize compensation expense for the bonus awards ratably over the five-year vesting period.

In order to estimate our liability for shadow equity bonus awards, and accordingly, our periodic compensation expense, we must make certain assumptions about our annual earnings over the vesting period. Computing the value of a bonus award by applying the formula defined in the plan document may require data that is not currently available to us including our annual performance in future years. Therefore, in order to determine the adjustment to our bonus awards liability, and accordingly, the related compensation expense, we must develop estimates of our future annual performance and incorporate these estimates into the formula. We base our estimates of future annual performance on our own internally-developed models and projections. These models are developed using a wide range of factors including our knowledge of the company, our expectations for future growth and our assumptions about operating results to be achieved. These estimated future annual earnings may, or may not, be reasonable when compared to our actual operating results. Application of alternative assumptions in determining our estimated future annual earnings could produce significantly different estimates of the shadow equity bonus plan liability and consequently, the related amounts recognized as compensation expense.

Beginning in 2011, we are no longer issuing new shadow equity bonuses awards because this plan was replaced by other long-term incentive plans. We will, however, continue to recognize expenses associated with existing shadow equity awards that have not yet vested.

Share-based Compensation – 2010 Omnibus Incentive Compensation Plan

We grant options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (“Plan”), which was adopted and approved by the Board of Directors during 2010. The Plan provides for the grant of options intended to qualify as incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, restricted stock units (“RSUs”), performance compensation awards, cash incentive awards, deferred share units and other equity-based and equity-related awards.

In accordance with ASC 718, Compensation–Stock Compensation, we determine the fair value of options using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the share-based awards, stock price volatility and interest rates. The awards are based on a four year graded vesting schedule over the requisite service period and we recognize compensation expense on a straight line basis for all share-based awards net of actual forfeitures.

The fair value of RSUs and restricted stock awards is based on the fair market value of our common stock on the date of grant. The RSU awards are based on a four year graded vesting schedule over the requisite service period and we recognize compensation expense on a straight line basis for RSUs net of actual forfeitures. Restricted share awards issued to independent directors vest at the earlier of one year or the next annual meeting of the stockholders pursuant to the applicable award agreement and we recognize compensation expense on a straight line basis for the restricted stock awards net of actual forfeitures.

Share-based Compensation – Stockholder Plan

In 2009 a stockholder of our company granted stock options to certain of our key employees pursuant to separate arrangements between the stockholder and the respective employees. All awards were to fully vest in July 2019 or upon the occurrence of certain events, including an initial public offering. The stock options also were to vest in part in the event that the Berry family otherwise completed a partial sale of our common stock, pro rata in proportion to the percentage of equity sold. We did not have a history of market prices for our common stock. Our board determined the exercise price of the options based upon its estimate of our enterprise value, net of debt, at the time of grant, applying a 40% discount for lack of marketability assuming that the occurrence of other triggering events would take place in 1-2 years. Based on authoritative accounting guidance, we determined that we should account for the stock options granted by the stockholder as if the awards were made pursuant to a formal plan adopted by us.

Because these awards do not meet equity accounting criteria, we recognized a liability at the end of each reporting period for the portion of the fair value of the awards equal to the percentage of the requisite service rendered to date by the employee and a corresponding amount of compensation expense. Because the awards vested upon satisfaction of either a service or performance condition, in accordance with applicable accounting guidance, we recognized compensation expense over the service term based on our estimated enterprise value as a private company because the triggering events at that time were not considered probable. Upon the consummation of our initial public offering, all awards outstanding prior to the initial public offering vested and the entire value of the awards, measured at the initial public offering price less the exercise price, less compensation expense recognized in prior periods, were recognized as compensation expense. We determined the additional share-based compensation expense to be incurred in connection with the initial public offering and the full vesting of the stock options to be $28.4 million based upon the initial public offering price of $22.00 per share.

Recent Accounting Pronouncements

For a description of a complete list of recent accounting pronouncements, see the notes to our financial statements included elsewhere in this Form 10-K.

Disclaimer on Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the integration of acquired stores, the impact of competition and changes in government regulation. For a discussion of these and other risks and uncertainties that may affect our business, see “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We do not undertake any obligation to update forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes and changes in market values of our investments and long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the federal funds rate or the prime rate, and therefore, our statements of income and our cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have used interest rate swap agreements to hedge a portion of the variable cash flows associated with the interest on our revolving credit facility and at January 30, 2011 we were party to an interest rate swap agreement which covers $15.0 million of the indebtedness under our revolving credit facility. The fair market value of our interest rate swaps was a loss of $1.6 million, $0.6 million, and $0.5 million at December 31, 2009, December 31, 2010 and January 30, 2011, respectively, which is recorded in accrued liabilities and other long-term liabilities on our balance sheets. Changes in the fair value of the interest rate swap agreements are recognized as a component of comprehensive income and are recorded in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheets. Even after giving effect to these agreements, we are exposed to risks due to fluctuations in the market value of these agreements and changes in interest rates with respect to the portion of our revolving credit facility that is not covered by these agreements. Based upon a sensitivity analysis at January 30, 2011, a hypothetical 1.0% change in interest rates would have changed our annual interest expense by approximately $0.7 million. We do not use derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and related notes begin on Page F-1, which are included in this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

[Not applicable]

Item 9A.	Controls and Procedures.

Internal Control Over Financial Reporting

We completed our initial public offering in November 2010. The rules and regulations of the SEC provide a transition period for newly public companies pursuant to which a newly public company is not required to include either a report of management’s assessment of the effectiveness of the newly public company’s internal control over financial reporting or an attestation report of its independent registered public accounting firm on the newly public company’s internal control over financial reporting in its first Annual Report on Form 10-K. This Annual Report on Form 10-K is our first annual report under the Exchange Act since the completion of our initial public offering. Accordingly, we have not included either management’s assessment of the effectiveness of, or our independent auditor’s attestation report on, our internal control over financial reporting in this Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Shadow Equity Bonus Plan

In March 2011, in order to clarify the intent our board of directors at the time the shadow equity bonus awards were granted, our board of directors amended the form of shadow equity bonus award agreements. First, the amended form of award agreement provides that the calculation of EBITDA will exclude closed store expenses from prior years and certain charges related to offerings, including the initial public offering, of the Company’s equity by the Company’s pre-initial public offering stockholders, which is consistent with our historical accounting treatment, and may be further adjusted by our board of directors or compensation committee in its discretion. Our board of directors believes that the named executive officers have little ability to affect charges related to offerings of the Company’s equity and, accordingly, should not be penalized for them. Second, the amended form of award agreement provides that a “sale of the company”, which is a vesting event under the form of award agreement, includes a transaction as a result of which the Berry family holds less than 50% of the equity interests in the Company.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The Company will file with the Securities and Exchange Commission a definitive proxy statement, which we refer to as the Proxy Statement, no later than 120 days after the close of its fiscal year ended December 31, 2010. The information required by this Item and not given in this Item will appear under the headings “Directors and Executive Officers,” “Corporate Governance,” “The Board of Directors and Its Committees,” “Audit Committee Report” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which sections are incorporated in this item by reference.

Item 11.	Executive Compensation.

The information required by this Item will appear under the heading “Executive and Director Compensation” in our Proxy Statement, which section is incorporated in this item by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will appear under the heading “Security Ownership of Certain Beneficial Owner and Management” in our Proxy Statement, which section is incorporated in this item by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item will appear under the headings “Transactions with Related Persons” and “Corporate Governance” in our Proxy Statement, which sections are incorporated in this item by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item will appear under the heading “Audit Committee Report” in our Proxy Statement, which section is incorporated in this item by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements: See Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules: No schedules are required.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of The Fresh Market, Inc.

3.2	Bylaws of The Fresh Market, Inc.

4.1**	Specimen Common Stock Certificate.

4.2	Registration Rights Agreement.

10.1+**	Supply and Service Agreement, dated as of January 26, 2007, by and between The Fresh Market, Inc. and Burris Logistics.

10.2**	Credit Agreement, dated as of February 27, 2007, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, BB&T Corporation, as syndication agent, BMO Capital Markets, as documentation agent, and the other lenders party thereto.

10.3**	First Amendment to Credit Agreement, dated as of October 23, 2007, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the required lenders.

10.4**	Second Amendment to Credit Agreement, dated as of June 22, 2010, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the required lenders.

10.5	Tax Indemnification Agreement.

10.6**	Form of Amended and Restated Shadow Equity Bonus Agreement.

10.7	Form of Second Amended and Restated Shadow Equity Bonus Agreement.

10.8**	Terms of Employment of Lisa Klinger.

10.9**	The Fresh Market Deferred Compensation Plan Amended and Restated Effective March 1, 2010.

10.10	The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan.

10.11	The Fresh Market, Inc. Employee Stock Purchase Plan.

10.12**	The Fresh Market, Inc. Severance Plan.

10.13**	Form of Employment Agreement.

10.14**	Form of Option Award Agreement.

10.15**	Form of Restricted Stock Award Agreement.

10.16**	Form of Restricted Stock Unit Award Agreement for Employees.

10.17**	Form of Restricted Stock Award Agreement for Directors.

10.18**	Form of Deferred Stock Unit Award Agreement for Directors.

10.19**	Offer Letter, dated as of August 26, 2010, between The Fresh Market, Inc. and Scott Duggan.

10.20**	Form of Director Indemnification Agreement.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

**	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-166473) filed with the Securities and Exchange Commission (“SEC”).
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FRESH MARKET, INC.

By:	/s/ Lisa Klinger
Lisa K. Klinger
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2011.

Name	Title

/s/ Craig Carlock
Craig Carlock	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Lisa Klinger
Lisa K. Klinger	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Ray Berry
Ray Berry	Chairman of the Board

/s/ Brett Berry
Brett Berry	Vice Chairman of the Board

/s/ Michael Barry
Michael Barry	Vice Chairman of the Board

/s/ David Rea
David Rea	Director

/s/ Jeffrey Naylor
Jeffrey Naylor	Director

The Fresh Market, Inc.

Financial Statements

Years Ended December 31, 2008, 2009, 2010 and the One Month Ended January 30, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The Fresh Market, Inc.

We have audited the accompanying balance sheets of The Fresh Market, Inc. as of December 31, 2009, 2010 and January 30, 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010 and the one month period ended January 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fresh Market, Inc. at December 31, 2009, 2010 and January 30, 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 and the one month period ended January 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Greensboro, North Carolina

March 22, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

The Fresh Market, Inc.:

We have audited the accompanying statements of income, stockholders’ equity and comprehensive income, and cash flows of The Fresh Market, Inc. (the Company) for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Raleigh, North Carolina

May 3, 2010 (except for the effects of the stock split described in the Basis of Presentation section of Note 2 , as to which the date is October 18, 2010)

The Fresh Market, Inc.

Balance Sheets

(In thousands, except share amounts)

	December 31		January 30
	2009	2010	2011

Assets
Current assets:
Cash and cash equivalents	$2,824	$3,661	$7,867
Accounts receivable, net	1,480	1,663	1,296
Inventories	30,782	34,379	31,141
Prepaid expenses and other current assets	4,730	4,952	5,306
Deferred income taxes	—	7,891	6,109

Total current assets	39,816	52,546	51,719

Property and equipment:
Land	—	1,685	1,685
Store fixtures and equipment	190,680	206,148	206,909
Leasehold improvements	94,871	109,198	109,203
Office furniture, fixtures, and equipment	6,703	8,670	8,735
Automobiles	1,131	966	1,007
Construction in progress	9,351	13,654	17,042

Total property and equipment	302,736	340,321	344,581
Accumulated depreciation	(107,242)	(136,841)	(139,427)

Total property and equipment, net	195,494	203,480	205,154
Other assets	231	1,976	1,984

Total assets	$235,541	$258,002	$258,857

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,142	$25,764	$25,398
Accrued liabilities	32,844	42,066	41,040

Total current liabilities	56,986	67,830	66,438

Long-term debt	98,200	82,450	81,850
Closed store reserves	2,326	2,159	2,145
Deferred income taxes	—	23,458	23,293
Other long-term liabilities	9,727	12,893	13,054

Total noncurrent liabilities	110,253	120,960	120,342

Commitments and contingencies (Notes 3, 7, and 16)

Stockholders’ equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 47,991,045 shares issued and outstanding in 2009, 2010 and January 30, 2011	480	481	481

Additional paid-in capital	—	95,655	95,852
Accumulated other comprehensive loss – interest rate swaps	(1,592)	(682)	(674)
Retained earnings (accumulated deficit)	69,414	(26,242)	(23,582)

Total stockholders’ equity	68,302	69,212	72,077

Total liabilities and stockholders’ equity	$235,541	$258,002	$258,857

See accompanying notes.

The Fresh Market, Inc.

Statements of Income

(In thousands, except share and per share amounts)

	Year Ended December 31			One Month Ended January 30

	2008	2009	2010	2011

Sales	$797,805	$861,931	$974,213	$78,149
Cost of goods sold (exclusive of depreciation shown separately)	554,969	585,360	654,986	53,302

Gross profit	242,836	276,571	319,227	24,847

Operating expenses:
Selling, general and administrative expenses	180,765	191,250	244,378	17,623
Store closure and exit costs	562	4,361	792	37
Depreciation	24,482	27,880	33,122	2,729

Income from operations	37,027	53,080	40,935	4,458
Other (income) expenses:
Interest expense	5,267	3,806	2,374	87
Other income, net	(123)	(236)	(170)	(1)

	5,144	3,570	2,204	86

Income before provision for income taxes	31,883	49,510	38,731	4,372
Provision for income taxes
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	19,125	—
Tax provision (benefit), current year	326	308	(3,309)	1,712

Net income	$31,557	$49,202	$22,915	$2,660

Net income per share:
Basic and diluted	$0.66	$1.03	$0.48	$0.06

Dividends declared per common share	$0.54	$0.42	$1.00	$—

Weighted average common shares outstanding:
Basic	47,991,045	47,991,045	47,991,045	47,991,045

Diluted	47,991,045	47,991,045	48,059,882	48,095,459

Pro forma net income data (Unaudited):
Income before provision for income taxes	$31,883	$49,510	$38,731
Pro forma provision for income taxes	12,489	19,299	15,113

Pro forma net income	$19,394	$30,211	$23,618

Pro forma net income per share (Unaudited):
Basic and diluted	$0.40	$0.63	$0.49

Pro forma weighted average common shares outstanding (Unaudited):
Basic	47,991,045	47,991,045	47,991,045

Diluted	47,991,045	47,991,045	48,059,882

See accompanying notes.

The Fresh Market, Inc.

Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except share amounts)

	Common Stock, $0.01 par value		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Shares Outstanding	Common Stock

Balance at December 31, 2007	47,991,045	$480	$—	$(992)	$34,754	$34,242

Comprehensive income:
Net income	—	—	—	—	31,557	31,557
Other comprehensive loss - interest rate swaps (Note 4)	—	—	—	(1,896)	—	(1,896)

Total comprehensive income						29,661

Distributions to stockholders	—	—	—	—	(25,998)	(25,998)

Balance at December 31, 2008	47,991,045	$480	$—	$(2,888)	$40,313	$37,905

Comprehensive income:
Net income	—	—	—	—	49,202	49,202
Other comprehensive income - interest rate swaps (Note 4)	—	—	—	1,296	—	1,296

Total comprehensive income						50,498

Distributions to stockholders	—	—	—	—	(20,101)	(20,101)

Balance at December 31, 2009	47,991,045	$480	$—	$(1,592)	$69,414	$68,302

Reclassification of undistributed retained earnings upon conversion from S-corporation to C-corporation	—	—	70,461	—	(70,461)	—

Issuance costs	—	—	(4,815)	—	—	(4,815)
Issuance of Restricted Stock Units	—	1	(1)	—	—	—
Share-based compensation associated with liability based awards	—	—	29,652	—	—	29,652
Share-based compensation - new awards	—	—	358	—	—	358
Comprehensive income:
Net income	—	—	—	—	22,915	22,915
Other comprehensive income - interest rate swaps, net of tax of $124 (Note 4)	—	—	—	910	—	910

Total comprehensive income						23,825

Distributions to stockholders	—	—	—	—	(48,110)	(48,110)

Balance at December 31, 2010	47,991,045	$481	$95,655	$(682)	$(26,242)	$69,212

Share-based compensation - new awards	—	—	197	—	—	197
Comprehensive income:
Net income	—	—	—	—	2,660	2,660
Other comprehensive income - interest rate swaps, net of tax of $5 (Note 4)	—	—	—	8	—	8

Total comprehensive income						2,668

Distributions to stockholders	—	—	—	—	—	—

Balance at January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077

See accompanying notes.

The Fresh Market, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31			One Month Ended January 30

	2008	2009	2010	2011
Operating activities

Net income	$31,557	$49,202	$22,915	$2,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,534	27,929	33,171	2,734
Impairments and loss on disposal of property and equipment	1,322	1,985	817	21
Share-based compensation associated with liability awards	—	232	29,420	—
Share-based compensation - new awards	—	—	358	197
Deferred income taxes	—	—	15,444	1,612
Change in assets and liabilities:
Accounts receivable	(404)	(157)	(184)	367
Inventories	(2,631)	829	(3,597)	3,238
Prepaid expenses and other assets	(489)	296	(2,016)	(365)
Accounts payable	2,362	2,584	1,622	(366)
Accrued liabilities and other long-term liabilities	4,137	1,874	13,488	(868)

Net cash provided by operating activities	60,388	84,774	111,438	9,230

Investing activities
Purchases of property and equipment	(64,571)	(36,424)	(41,983)	(4,424)
Proceeds from sale of property and equipment	78	38	57	—

Net cash used in investing activities	(64,493)	(36,386)	(41,926)	(4,424)

Financing activities
Borrowings on revolving credit note	140,220	230,896	326,641	23,886
Payments made on revolving credit note	(102,890)	(262,696)	(342,391)	(24,486)
Decrease in bank overdrafts	(3,743)	—	—	—
Equity issuance costs	—	—	(4,815)	—
Distributions to stockholders	(25,998)	(20,101)	(48,110)	—

Net cash provided by (used in) financing activities	7,589	(51,901)	(68,675)	(600)

Net increase (decrease) in cash and cash equivalents	3,484	(3,513)	837	4,206
Cash and cash equivalents at beginning of year	2,853	6,337	2,824	3,661

Cash and cash equivalents at end of year	$6,337	$2,824	$3,661	$7,867

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,202	$3,758	$2,272	$8

Cash paid during the period for taxes	$554	$355	$509	$—

See accompanying notes.

The Fresh Market, Inc.

Notes to Financial Statements

Years ended December 31, 2008, 2009, 2010 and the one month ended January 30, 2011

(in thousands, except for share and per share data)

1. Description of Business

Operations

The Fresh Market, Inc., a Delaware company, is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for its customers. Since opening its first store in 1982, the Company has offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. The Company seeks to provide an attractive, convenient shopping environment while offering its customers a compelling combination of price and value.

2. Summary of Significant Accounting Policies

Basis of Presentation

In October 2010, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to (i) increase the aggregate number of shares the Company is authorized to issue to 200,000,000 and (ii) change the par value of the Company’s common stock to $0.01 per share.

The Board of Directors of the Company and the Company’s stockholders also passed a joint written consent to effect a 1,360 for 1 split of the Company’s common stock (the “Stock Split”). The Stock Split became effective on October 15, 2010. All references to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, have been adjusted to reflect the Stock Split on a retroactive basis. Stockholders’ equity has been adjusted to give retroactive recognition to the Stock Split in prior periods by reclassifying the par value of the additional shares arising from the stock split from additional paid-in capital and retained earnings to common stock.

In November 2010, the Company completed its initial public offering of 13,175,000 shares of common stock sold by certain selling stockholders at a public offering price of $22.00 per share, less underwriting discounts. In addition, on November 10, 2010, the selling stockholders in the initial public offering closed the sale of an additional 1,976,250 shares to the underwriters at the public offering price of $22.00 per share, less underwriting discounts, pursuant to the underwriters’ exercise in full of their overallotment option. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On November 4, 2010, the Company’s Board of Directors and stockholders approved the filing of a new Certificate of Incorporation as part of the Company’s reincorporation in Delaware. The Certificate of Incorporation, which was filed in Delaware on November 5, 2010, (i) authorized 200,000,000 shares of common stock with a par value of $0.01 per share; and (ii) authorized 40,000,000 shares of preferred stock with a par value of $0.01 per share. Subject to the rights of holders of any then outstanding shares of the Company’s preferred stock, holders of the Company’s common stock are entitled to receive ratably any dividends that may be declared by the Company’s board of directors out of funds legally available therefor. Holders of the Company’s common stock are entitled to share ratably in the Company’s net assets upon the Company’s dissolution or liquidation after payment or provision for all liabilities and any preferential liquidation rights of the Company’s preferred stock then outstanding. Holders of the Company’s common stock do not have preemptive rights to purchase shares of the Company’s stock. The shares of the Company’s common stock are not subject to any redemption provisions and are not convertible into any other shares of the Company’s capital stock. The rights, preferences and privileges of holders of the Company’s common stock will be subject to those of the holders of any shares of the Company’s preferred stock we may issue in the future.

Change in Fiscal Year End

On January 26, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which will now begin January 31, 2011 and end January 29, 2012. As a result of the change, the Company had a one month transition period beginning January 1, 2011 and ending January 30, 2011 (the “Transition Period”).

Included in this report are the Company’s balance sheets as of December 31, 2009 and 2010 and January 30, 2011 and the statements of income, statements of stockholders’ equity and comprehensive income, and statements of cash flows for the 12 months ended December 31, 2008, 2009 and 2010 and the one month ended January 30, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Reclassifications

In certain instances, amounts previously reported in the financial statements have been reclassified to conform to current year presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with banks and credit and debit card sales transactions which settle within seven days of year-end.

Accounts Receivable

Accounts receivable consist primarily of receivables from vendors for certain promotional programs and other miscellaneous receivables and are presented net of an allowance for estimated uncollectible amounts of $127, $130, and $131 at December 31, 2009, 2010 and January 30, 2011.

Inventories

The Company’s inventories are stated at the lower of cost or market. For approximately 95%, 96% and 95% of the Company’s inventories at December 31, 2009, 2010 and January 30, 2011, respectively, cost was determined using the last-in, first-out, or LIFO, method. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was $4,506, $4,657, and $5,058 at, December 31, 2009, 2010 and January 30, 2011, respectively.

The Company determines the current cost of its inventories using the first-in, first-out, or FIFO, method. The FIFO value of inventories includes cost of goods and freight, net of vendor allowances. If the FIFO method had been used for all inventories, the carrying value of inventories would have been $35,289, $39,036 and $36,199 at December 31, 2009, 2010 and January 30, 2011, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Store fixtures and equipment	3-10 years
Leasehold improvements	10 years
Office furniture, fixtures, and equipment	5-10 years
Automobiles	5 years
Software	3 years

Amortization of leasehold improvements is provided over the shorter of the estimated useful life of the asset or the term of the lease. The term of the lease includes renewal options for additional periods if the exercise of the renewal is considered to be reasonably assured.

When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in selling, general and administrative expenses in the accompanying statements of income. Expenditures for maintenance and repairs are charged to expense as incurred.

Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of the capital assets. Interest costs of $201, $213 and $16 were capitalized during the years ended December 31, 2009 and 2010 and the one month ended January 30, 2011, respectively.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, principally property and equipment, for possible impairment whenever events or changes in circumstances, such as unplanned negative cash flow, indicate the carrying value of an asset or asset group may not be recoverable. When assessing if an impairment exists, the Company aggregates long-lived assets at the individual store level which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. Recoverability is measured by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the asset group. If an impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on discounted future cash flows or market values, if available.

Closed Store Reserve

The Company recognizes a reserve for future operating lease payments associated with retail stores that are no longer being utilized in its current operations. The reserve is calculated using the present value of the remaining noncancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the current lease payments, no accrual is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases, which range from approximately seven to eleven years. The Company’s assumptions about subtenant income are based on the Company’s experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents and existing economic conditions. Adjustments to the closed store reserve relate primarily to changes in subtenant income and actual lease payments differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known.

Derivative Financial Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changes in interest rates on its long-term debt. Such derivative financial instruments are commonly referred to as interest rate swaps (see Note 4). The Company does not use financial instruments or derivatives for any trading or other speculative purposes. The carrying amount of the Company’s interest rate swaps are measured on the balance sheet at their respective fair value on a recurring basis using a standard valuation model that incorporates inputs other than quoted prices that are observable. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether its interest rate swaps used as cash flow hedges are highly effective in offsetting the changes in the cash flows of the underlying long-term debt. The assessment of hedge effectiveness consists of comparing the change in fair value of the Company’s interest rate swaps with the change in fair value of a hypothetical hedge instrument. Based on its assessment, the Company determined that its interest rate swaps are highly effective in hedging the Company’s exposure to fluctuations in interest rates. As such, changes in the fair value of the interest rate swaps are recorded in accumulated other comprehensive income. Ineffective portions of its hedges, if material, are recognized in current period earnings. If it is determined that the interest rate swaps are not highly effective as a hedge or cease to be highly effective, the Company will discontinue hedge accounting prospectively.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized at the point of sale, net of coupons and discounts. Sales taxes are not included in revenue. As of January 30, 2011, the Company operates 100 stores in 20 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

Cost of Goods Sold

Cost of goods sold consists of the cost of inventory sold during the period, including the direct costs of purchased merchandise, distribution and supply chain costs, buying costs, supplies and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, personal property taxes, insurance, licenses and utilities related to the stores used in the Company’s operations. Rebates and discounts from suppliers are recorded as the related purchases are made and are recognized as a reduction to cost of goods sold as the related inventory is sold.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist of certain retail store and corporate costs, including compensation (both cash and share-based), benefit costs, pre-opening expenses, advertising and other direct store and corporate administrative costs. Pre-opening expenses are costs associated with the opening of new stores including recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs and costs incurred for producing and communicating advertising are expensed when incurred. Advertising costs totaled approximately $1,475, $1,552, $1,737 and $145 in 2008, 2009, 2010 and the Transition Period, respectively.

Operating Leases

Incentives received from lessors are deferred and recorded as a reduction of rental expense over the lease term using the straight-line method. As of December 31, 2009, 2010 and January 30, 2011, unamortized lease incentives of $105, $2,214 and $2,194, respectively, are included in other long-term liabilities on the accompanying balance sheets.

Store lease agreements generally include rent holidays and rent escalation provisions and may include contingent rent provisions for percentage of sales in excess of specified levels. The Company recognizes rent holidays, including the time period during which the Company has control of the property prior to the opening of the store, as well as escalating rent provisions, as deferred rent expense and amortizes these balances on a straight-line basis over the term of the lease. For lease agreements that require the payment of contingent rents based on a percentage of sales above stipulated minimums, the Company begins accruing an estimate for contingent rent expense when it is determined that it is probable the specified levels of sales in excess of the stipulated minimums will be reached during the year.

Reclassification of undistributed retained earnings

Associated with the Company’s initial public offering, the Company converted from an S-corporation to a C-corporation under Subchapter C of the Internal Revenue Code. As a result of this conversion, the Company reclassified approximately $70.5 million in undistributed retained earnings as of the conversion date from Retained Earnings to Additional Paid-in Capital, as shown in the Statement of Stockholders’ Equity and Comprehensive Income. In conjunction with the offering, the Company paid issuance costs of $4.8 million, consisting of various registration, printing, and professional services fees, on behalf of the stockholders. As the Company did not receive any proceeds from the offering, the Company accounted for the issuance costs as a direct reduction in Additional Paid-in Capital, offsetting the reclassification of undistributed earnings.

Shadow Equity Bonus Plan

The Company sponsors a shadow equity bonus plan under which variable bonus awards are granted to certain key employees. Bonus awards granted during a calendar year are effective as of January 1st of that year. The bonus awards fully vest on January 1st of the fifth year after the award is granted if the employee remains employed by the Company on that date. Other events triggering vesting of bonus awards include the disability or death of the employee or a sale of all or substantially all of the Company’s assets or equity as defined in the shadow equity bonus plan agreement.

The value of a vested bonus award is determined by taking the base amount of an award and applying a formula that is based on the Company’s performance as defined in the plan agreement. The Company records compensation expense related to the shadow equity bonus plan ratably over the vesting period. In determining compensation expense, the Company estimates the annual earnings of the Company over the vesting period. These earnings assumptions are a key component in calculating the percentage used in valuing the bonus awards. The Company adjusts its bonus awards accrual and the related compensation expense for the impact of the difference between its earnings estimates and actual earnings as reported in its audited financial statements.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Share-based Compensation – 2010 Omnibus Incentive Compensation Plan

The Company grants options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (“Plan”), which was adopted and approved by the Board of Directors during 2010. The Plan provides for the grant of options intended to qualify as incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, restricted stock units (“RSUs”), performance compensation awards, cash incentive awards, deferred share units and other equity-based and equity-related awards.

In accordance with ASC 718, Compensation–Stock Compensation, the Company determines the fair value of options using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the share-based awards, stock price volatility and interest rates. The awards are based on a four year graded vesting schedule over the requisite service period and the Company recognizes compensation expense on a straight line basis for all share-based awards net of actual forfeitures.

The fair value of RSUs and restricted stock awards is based on the fair market value of the Company’s common stock on the date of grant. The RSU awards are based on a four year graded vesting schedule over the requisite service period and the Company recognizes compensation expense on a straight line basis for RSUs net of actual forfeitures. Restricted share awards issued to independent directors vest at the earlier of one year or the next annual meeting of the stockholders pursuant to the Plan and the Company recognizes compensation expense on a straight line basis for the restricted stock awards net of actual forfeitures.

Share-based Compensation – Stockholder Plan

In 2009, a stockholder of the Company granted stock options to certain key employees of the Company pursuant to separate arrangements between the stockholder and the respective employees. In accordance with authoritative accounting guidance, the Company accounts for the stock options granted by the stockholder as if the awards were made pursuant to a formal plan adopted by the Company under the premise that the Company receives benefits from the separate arrangement comparable to those it would receive from its own plan if one were in place.

Compensation expense related to stock option awards is accrued at a value based on the fair value of the awards. At the end of each reporting period, a portion of the fair value of the awards equal to the percentage of the requisite service rendered through the reporting date is determined and a liability is recorded. Compensation expense is recognized for the change in the liability. The Company determines the fair value of the awards using the Black-Scholes option-pricing model.

Income Taxes

For income tax purposes, the Company elected to be treated as an S-corporation under Subchapter S of the Internal Revenue Code for federal income tax purposes and for state income tax purposes where allowed. In general, corporate taxable income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal income tax returns. Therefore, no provision or liability for federal or state income tax has been provided in the Company’s financial statements except for those states where S-corporation status is not recognized. Accordingly, state income taxes of $326 and $308 have been provided for these states for the years ended December 31, 2008 and 2009, respectively.

On November 9, 2010, the Company converted from S-corporation status to a C-corporation under Subchapter C of the Internal Revenue Code, thereby ceasing to be a pass-through entity for income tax purposes. As a result, the Company recorded deferred tax assets and liabilities using the estimated corporate effective tax rate.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Company adopted the provisions of the authoritative guidance on accounting for uncertainty in income taxes that was issued by the Financial Accounting Standards Board, or FASB. Pursuant to this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance also addresses other items related to uncertainty in income taxes including derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Comprehensive Income

Comprehensive income refers to net income plus certain revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. The components of the Company’s comprehensive income, other than net income, were unrealized gains and losses from changes in the fair value of interest rate swaps.

Unaudited Pro Forma Income per Share

In connection with the Company’s initial public offering, the Company terminated its S-corporation status and became subject to additional entity-level taxes beginning on November 9, 2010.

The Company has presented unaudited pro forma income per share data for 2008, 2009 and 2010 on the accompanying statements of income that was derived using the unaudited pro forma net income as presented. In calculating pro forma net income, the Company has adjusted historical net income to include an estimate for federal and state income taxes as if the Company were a C-corporation during those periods. Pro forma income taxes have been estimated using blended statutory federal and state income tax rates of 39.2%, 39.0%, 39.0% in 2008, 2009 and 2010, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company adopted this statement in 2010 and the adoption did not have a material impact on the Company’s financial statements.

In February, 2010, the FASB issued an update, Amendments to Certain Recognition and Disclosure Requirements, to ASC 855, Subsequent Events (“ASC 855”), to clarify (a) an SEC filer or (b) a conduit bond obligor for conduit debt securities that are traded in a public market, is required to evaluate subsequent events through the date that the financial statements are issued. However an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s disclosure requirements. The update is effective for interim and annual reporting periods beginning after February 24, 2010. Except for conduit debt obligors, the amendment is effective for interim or annual periods ending after June 15, 2010. The adoption did not have a material impact on the Company’s financial statements.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

3. Long-Term Debt

Long-term debt consists of the following at December 31, 2009 and 2010 and January 30, 2011:

	December 31		January 30
	2009	2010	2011
Unsecured revolving credit note, with a maximum available borrowings of $175,000 at December 31, 2009 and 2010 and January 30, 2011, interest payable monthly at one-month LIBOR plus a margin, weighted-average interest rate of 3.3%, 2.7% and 1.5% for the years ended December 31, 2009, 2010 and the one month ended January 30, 2011, respectively	$98,200	$82,450	$81,850

The Company is a borrower under a $175,000 revolving credit agreement with a syndicate of banks. Per the credit agreement, the Company may borrow up to the maximum amount committed of $175,000 less outstanding letters of credit and swing line advances. The Company pays a fee, ranging from 0.1% to 0.15%, on the unused portion of the commitment. At December 31, 2009, 2010 and January 30, 2011, the Company had $70,896, $85,588 and $86,188, respectively, available to be drawn under the agreement. At the election of the Company, prepayments may be made at any time without premium or penalty upon notice to the appropriate agent. Amounts repaid are eligible to be redrawn at a future date. Advances under the credit facility bear variable interest, at the Company’s option, at either (a) a base rate as defined in the credit agreement or (b) one of two options for a London interbank offered rate, or LIBOR, plus an applicable margin. The applicable margin is between 0.4% and 1.4% and is determined by a financial ratio defined in the agreement. Historically, the Company has elected a one-month LIBOR rate option for all advances. All amounts outstanding are due and payable in February 2012.

The terms of the credit agreement provide that the Company must comply with certain covenants. The Company is, among other things, restricted in its ability to (i) create liens or use assets as security in other transactions, (ii) make various investments, (iii) incur additional indebtedness, (iv) sell assets or utilize asset sale or recovery proceeds, (v) make certain types of restricted payments, including dividends, or (vi) enter into transactions with affiliates. In addition, the Company is required to maintain certain financial ratios consisting of a covenant not to exceed a defined debt to earnings ratio and a covenant to maintain a minimum defined fixed charge coverage ratio.

The credit agreement allowed the Company, without restriction as to the amount, to pay dividends to its stockholders in order to enable them to pay federal and state income taxes on the taxable income generated by the Company and attributed to the stockholders as a result of the Company’s S-corporation status. The Company was required to make these distributions related to income taxes while it remained an S-corporation. In connection with the initial public offering, the Company’s S-corporation status was terminated as it was converted to a C-corporation. Since the conversion no dividends have been declared by the Company.

The loan agreement also provides the Company with standby letter of credit facilities up to $25,000, of which $5,904, $6,962 and $6,962 was outstanding at December 31, 2009, 2010 and January 30, 2011, respectively. The beneficiaries of these letters of credit are the Company’s workers’ compensation insurance carriers and a utility company.

On February 22, 2011, the Company entered into a new credit agreement that replaces the revolving credit note described above. See discussion in Note 19.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

4. Interest Rate Swap Agreements

The Company uses interest rate swap agreements to hedge variable cash flows associated with the interest on the Company’s revolving credit note by effectively converting a portion of its long-term debt from variable to fixed rates. The following are the key terms of the Company’s interest rate swap agreements in place at January 30, 2011:

Notional Amount	Termination Date	Fixed Rate Paid	Variable Rate Received
$15,000	November 15, 2011	4.91%	One-month LIBOR

As of December 31, 2009, 2010 and January 30, 2011, the fair value of the interest rate swaps reflected a liability of $1,592, $595 and $546, respectively, and is recorded in accrued liabilities and other long-term liabilities on the accompanying balance sheets. Changes in the fair value of the interest rate swap agreements are recognized as a component of comprehensive income and are recorded in accumulated other comprehensive loss in the stockholders’ equity section of the accompanying balance sheets. Changes in the fair value of the interest rate swap agreements resulted in a loss of $1,896 in 2008, and income of $1,296 and $910 and $8 net of taxes in 2009, 2010 and the Transition Period, respectively, in total comprehensive income. The amount of hedge ineffectiveness was not material for any period presented.

The unrealized loss for interest rate swaps in accumulated other comprehensive loss will be reclassified as interest expense over the remaining terms of the agreements. The amount that will be reclassified will vary depending upon the movement of the underlying interest rates. The Company expects to reclassify approximately $546 from accumulated other comprehensive loss to interest expense in the next year.

The following table summarizes the unrealized losses deferred as accumulated other comprehensive income related to the Company’s interest rate swaps:

	Year Ended December 31		One Month Ended January 30
	2009	2010	2011
Unrealized loss deferred at beginning of year	$(2,888)	$(1,592)	$(682)
Deferral of unrealized loss in accumulated other comprehensive loss	(502)	(325)	(10)
Reclassification of unrealized loss to interest expense	1,798	1,359	23
Income tax effect	—	(124)	(5)

Unrealized loss deferred at end of year	$(1,592)	$(682)	$(674)

An interest rate swap inherently contains credit risk due to the possible nonperformance by the counterparty of the obligation related to the swap. The Company monitors the credit worthiness of its counterparty and its existing exposure to them under the interest rate swap. The Company believes the overall exposure to credit risk is minimal.

Previously, the Company had two other interest rate swaps with a notional value of $12,500 and a fixed rate paid of 4.95% and $15,000 and a fixed rate paid of 3.89%. The interest rate swaps expired as of February 2010 and December 2010, respectively.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

5. Fair Value of Financial Instruments

The Company records its financial assets and liabilities at fair value in accordance with the framework for measuring fair value in authoritative accounting guidance. This framework establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The three levels of the fair value hierarchy are as follows:

Level 1	–	Quoted market prices in active markets for identical assets or liabilities;

Level 2	–	Inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3	–	Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The carrying amount of the Company’s interest rate swaps are measured at fair value, on a recurring basis, using a standard valuation model that incorporates inputs other than quoted prices that are observable. The classification of the Company’s interest rate swaps as of December 31, 2009 and 2010 and January 30, 2011, are as follows:

Fair Value Measurements	Level 1	Level 2	Level 3	Total
As of December 31, 2009:
Interest rate swaps	$—	$(1,592)	$—	$(1,592)

As of December 31, 2010:
Interest rate swaps	—	(595)	—	(595)

As of January 30, 2011:
Interest rate swaps	—	(546)	—	(546)

The carrying amounts of other financial instruments, including accounts receivable, accounts payable, accrued liabilities and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves are recorded at net present value to approximate fair value. The carrying amount of long-term debt approximates fair value because the advances under this instrument bear variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on certain financial ratios achieved by the Company. The Company did not elect to report any of its nonfinancial assets or nonfinancial liabilities at fair value.

6. Closed Store Reserves

Store closure and exit costs in 2008, 2009, 2010 and the Transition Period were $562, $4,361, $792 and $37, respectively. In 2009 store closure and exit costs included a charge of $1,324, which was incurred predominantly on leasehold improvements when the Company closed a store that year. Also included are $48, $104, $120 and $4 for miscellaneous expenses related to closed stores in 2008, 2009, 2010, and the Transition Period, respectively. The remaining amount of store closure and exit costs consisted of occupancy costs of $514, $2,933, $672 and $33 in 2008, 2009, 2010 and the Transition Period, respectively, for the Company’s two closed stores. Included in occupancy costs are additions and adjustments made to the closed store reserve that recognizes the present value of the remaining noncancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

6. Closed Store Reserves (continued)

Additions to the closed store reserve of $1,218, $672 and $33 in 2009, 2010 and the Transition Period, respectively, include the new reserve established when a store closed during 2009, differences between actual and estimated subtenant income and the accretion of interest on existing reserves. Adjustments made to the closed store reserve of $1,715 in 2009 primarily reflect a change in the Company’s estimate of subtenant income for a retail store closed in a prior year due to changing economic conditions in the market where the closed store is located. During 2010, the Company entered into a lease termination agreement for one of the closed stores and is obligated to pay the difference between the rent from the terminated lease and the rent the new tenant is required to pay over the life of the original lease. The rent payment the new tenant is obligated to pay is equal to the Company’s estimate of subtenant income used to calculate the original closed store reserve for this location. As such, no adjustments were made to the closed store reserve related to this transaction and the present value of the remaining obligation is included in the closed store reserve balance.

Activity for the closed store reserve in 2008, 2009, 2010 and the Transition Period was as follows:

				One Month Ended
	Year Ended December 31			January 30
	2008	2009	2010	2011
Beginning balance	$160	$160	$2,326	$2,159
Additions	514	1,218	672	33
Payments	(514)	(767)	(839)	(47)
Adjustments	—	1,715	—	—

Ending balance	$160	$2,326	$2,159	$2,145

7. Leases

Operating Leases

The Company leases its retail store locations, its administrative offices and certain equipment under noncancelable operating lease agreements that expire from 2011 to 2028. These leases generally contain renewal options of 5 to 30 years and increased rental rates during the option periods. Certain of the lease agreements for retail locations require the payment of contingent rents based on a percentage of sales above stipulated minimums. The Company begins accruing an estimate for contingent rent expense when it is determined that it is probable that specified levels of sales in excess of the stipulated minimums will be reached during the year. The Company does not receive a material amount of sublease rents from subtenants in its leased properties.

Future minimum lease commitments for the Company’s operating lease commitments under operating leases having initial or remaining terms in excess of one year are as follows:

Amount

2011	$31,547
2012	34,042
2013	33,604
2014	32,400
2015	30,839
Thereafter	155,450

$317,882

The Fresh Market, Inc.

Notes to Financial Statements (continued)

7. Leases (continued)

Total rent expense, net of subtenant lease income, for 2008, 2009, 2010 and the Transition Period was as follows:

				One Month Ended
	2008	2009	2010	January 30, 2011
Minimum rentals	$21,882	$25,555	$28,093	$2,476
Contingent rentals	415	415	407	34

	$22,297	$25,970	$28,500	$2,510

The Company also incurs other lease-related expenses such as real estate taxes, insurance and maintenance that are generally based on the Company’s pro-rata share of the total square footage of the property being leased. The Company’s store lease expenses are included in cost of goods sold. For all other leases, these expenses are reported in selling, general and administrative expenses.

At December 31, 2009, 2010 and January 30, 2011, accruals for deferred rent expense of $6,113, $8,367 and $8,433, respectively, are included in other long-term liabilities in the accompanying balance sheets.

8. Employee Benefits

Accrued Compensated Absences

The Company provides its employees with paid annual leave that may be used for any purpose and varies in duration based on years of service to the Company. Per the Company’s policy, paid annual leave is fully earned and awarded on January 1 of each year to eligible employees with the Company on December 31 of the preceding year. The amount of paid annual leave awarded is based on an employee’s number of years of service at December 31 of the preceding year. The Company’s policy does not provide for a carryforward of unused balances to future years. The Company accrues the value of the annual leave to be awarded on January 1 of the following year, less an estimate for forfeitures, ratably over the year in which the services are performed. The Company had $3,779, $4,069 and $4,100 accrued for paid annual leave as of December 31, 2009, 2010 and January 30, 2011, respectively.

Deferred Compensation Plan

On January 1, 2010, the Company adopted a deferred compensation plan for eligible employees. Under the terms of the plan, eligible employees may defer up to 80% of their base salary and 100% of their annual bonus or shadow equity bonus plan awards on a pre-tax basis. The Company will make matching contributions to the eligible employees’ accounts, up to defined maximums, to compensate for matching contributions that would have been made to the eligible employees’ 401(k) plan accounts had the eligible employees not participated in the deferred compensation plan. The deferred compensation plan also permits the Company to make discretionary contributions to eligible employees’ accounts. Deferred amounts will be distributed in a lump sum in the event of death, termination of employment before age 55 and five years of employment, or termination of employment within two years following a change in control. In the event of termination of employment after age 55 and five years of employment, the eligible employees may elect distributions in a lump sum or by installment payments. Distributions may also be made in the event of unforeseeable emergency.

In 2010 and the Transition Period, the Company recognized an immaterial amount of compensation expense related to the plan. The Company had a liability balance of $392 and $444 related to the deferred compensation plan as of December 31, 2010 and January 30, 2011.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

8. Employee Benefits (continued)

Employee Savings and Profit Sharing Plan

The Company sponsors an employee savings and profit sharing plan which is a defined contribution retirement plan subject to Section 401(k) of the Internal Revenue Code. The plan is voluntary and is available to all eligible full-time employees after one year of service. The Company provides a matching contribution determined at the Company’s discretion up to defined maximums. As of January 30, 2011, the Company matches up to 50% of employee contributions. The expense recorded for the Company’s match to the 401(k) plan was $922, $518, $853 and $87 for 2008, 2009, 2010 and the Transition Period, respectively.

Shadow Equity Bonus Plan

The Company sponsors a shadow equity bonus plan under which variable bonus awards are granted to certain key employees. The Company records compensation expense related to this plan ratably over the vesting period. The Company recognized compensation expense related to the bonus plan of $1,726, $1,576, $1,384 and $80 for 2008, 2009, 2010 and the Transition Period, respectively. Additionally, in January 2008, the shadow equity bonus awards for certain executives were replaced with retention bonus agreements payable on a change in control of the Company. The retention bonus awards were subsequently terminated in July 2008. As a result of these terminations, the Company reversed compensation expense of $2,749 accrued in prior years. The Company had an accrual for its shadow equity bonus plan of $2,706, $3,447 and $3,510 as of December 31, 2009, 2010 and the one month ended January 30, 2011, respectively. At January 30, 2011, $1,528 of the balance is vested and payable in 2011.

9. Income Taxes

Prior to November 9, 2010 the Company was treated for federal and certain state income tax purposes as an S-corporation under the Internal Revenue Code and state laws. As a result, the earnings of the Company were taxed for federal and most state income tax purposes directly to the stockholders of the Company. Therefore, no provision or liability for federal and state income tax has been provided in the Company’s financial statements for 2008 or 2009 except for those states where S-corporation status is not recognized. Accordingly, the Company provided for S-corporation state income taxes, of $326, $308 and $373 for 2008, 2009 and 2010, respectively.

On November 9, 2010, in connection with the initial public offering the Company revoked its status as an S-corporation and is now taxed as a C-corporation. As a result of the revocation of its S-corporation status, the Company recorded a net deferred tax liability and corresponding income tax expense on the revocation date of $19.1 million to establish its initial deferred tax balances. The differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis were not material at December 31, 2009.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

9. Income Taxes (continued)

Income tax expense consisted of the following (in thousands):

	Year Ended December 31, 2010	One Month Ended January 30 2011
Current:
Federal	$—	$99
State	373	—

Total current	373	99

Deferred:
Federal	(3,300)	1,435
State	(382)	178

Total deferred	(3,682)	1,613

Tax provision (benefit)	(3,309)	1,712

Recognition of net deferred tax liability upon C-corporation conversion	19,125	—

Total income tax provision	$15,816	$1,712

A reconciliation of the statutory income tax rate of 35% and the Company’s effective tax rate is as follows:

	Year Ended December 31, 2010	One Month Ended January 30, 2011
Statutory federal rate	35.00%	35.00%
State income taxes	—	4.07%
S corporation income not subject to tax	(43.54)%	—
Other	—	0.09%
Recognition of net deferred tax liability upon C-corporation conversion	49.38%	—

Effective tax rate	40.84%	39.16%

The major affected components of the Company’s net deferred tax assets and liabilities at December 31, 2010 and January 30, 2011 are as follows:

The Fresh Market, Inc.

Notes to Financial Statements (continued)

9. Income Taxes (continued)

	Deferred Income Tax
	December 31, 2010	January 30, 2011
Deferred Tax Assets:
Accrued compensation	$2,970	$3,156
Accrued expenses	6,754	6,863
Deferred compensation	1,134	1,243
Net operating losses	3,445	1,407
Other	1,146	1,218

Total deferred tax assets	15,449	13,887

Deferred Tax Liabilities:
Depreciation	(29,532)	(29,508)
Inventory	(1,102)	(994)
Other	(382)	(569)

Total deferred tax liabilities	(31,016)	(31,071)

Net deferred tax liability	$(15,567)	$(17,184)

Deferred taxes have been classified on the Balance Sheet as follows:

	December 31, 2010	January 30, 2011
Current assets	$7,891	$6,109
Noncurrent liabilities	(23,458)	(23,293)

Net deferred tax liability	$(15,567)	$(17,184)

As of December 31, 2010 the Company had federal and state net operating loss carryovers of $8,835 and $8,700, respectively, and for the one month ended January 30, 2011 the Company had federal and state net operating loss carryovers of $3,630 and $3,367, respectively. The federal loss carryover expires in 2030 while the state loss carryovers expire at various dates between 2015 and 2030.

The Company adopted the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“ASC 740”) on January 1, 2007. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740, Accounting for Income Taxes. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of ASC 740-10 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

The Company’s unrecognized tax benefit is zero for all periods presented.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income taxes.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

9. Income Taxes (continued)

As of December 31, 2009, 2010 and January 30, 2011, the Company had no accrued interest or penalties related to uncertain tax positions. Total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is zero. The Company does not expect its unrecognized tax benefits to change significantly in the next 12 months.

The Company files income tax returns in the US Federal jurisdiction and in various state jurisdictions. The statute of limitation remains open for US and certain state income tax examinations for tax years 2007 through 2009.

10. Share-based Compensation

Stock Options - 2010 Omnibus Incentive Compensation Plan

The Company grants options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, which was adopted and approved by the Board of Directors during 2010. Options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date. Options granted expire ten years from the date of grant. The market value of the stock is determined as the closing stock price at the grant date. At December 31, 2010 and January 30, 2011 approximately 2.8 million shares of the Company’s common stock, respectively, were available for share-based awards.

The following table summarizes option activity (in thousands, except weighted average exercise price and remaining contractual life):

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding options at November 4, 2010	—	$—
Options granted	608	22.00
Options exercised	—	—
Options expired	—	—
Options forfeited	(2)	22.00

Outstanding options at December 31, 2010	606	$22.00
Options granted	—	—
Options exercised	—	—
Options expired	—	—
Options forfeited	(1)	22.00

Outstanding options at January 30, 2011	605	$22.00	3.8	$8,648

The weighted average fair value of options granted November 4, 2010 was $9.73. Stock options were not exercised during the periods ending December 31, 2010 and January 30, 2011. As of December 31, 2010 and January 30, 2011, there were approximately 606,000 and 605,000 shares of nonvested stock options outstanding and approximately $5.6 million and $5.5 million of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted average period of 3.8 years.

Share-based compensation expense related to stock options recognized at December 31, 2010 and January 30, 2011 totaled approximately $0.3 million and $0.1 million, respectively, and is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

10. Share-based Compensation (continued)

No share-based awards were granted during the Transition Period.

The fair value of the 2010 stock option grants has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

2010
Risk-free interest rate	1.30%
Expected life, in years	5.20
Expected volatility	48.90%
Weighted average exercise price	$22.00

Risk-free interest rate is based on the U.S. treasury yield curve on the date of the grant for the time period equal to the expected term of the options granted. Expected volatility was calculated on the basis of the average volatilities of similar entities and considered characteristics such as industry, stage of life cycle, size and financial leverage. The Company determined the use of historical volatility for similar entities represents a more accurate calculation of option fair value. Expected life is calculated in a like manner and is based upon the industry, stage of life cycle, size and financial leverage. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

The company recognizes compensation expense on a straight line basis for all share-based awards net of actual forfeitures.

Stock Options – Stockholder Plan

In 2009, a stockholder of the Company granted stock options to certain key employees of the Company pursuant to separate arrangements between the stockholder and the respective employees. These options were granted with an exercise price of $6.73 and were recorded as a long-term liability on the balance sheet. At December 31, 2009, the liability related to the awards was $232 and the compensation expense of $232 was recognized in “Selling, general, and administrative expenses”.

	Shares (in thousands)	Weighted average exercise price
Outstanding, January 1, 2010	2,160	$6.73
Granted	—	—
Exercised	(2,160)	$6.73

Outstanding, December 31, 2010	—	$—

Compensation expense related to the stock option awards issued in 2009 accrued at a value based on the fair value of the awards as re-measured at the end of each reporting period. At the end of each reporting period, a portion of the fair value of the awards equal to the percentage of the requisite service rendered through the reporting date was determined and a liability was recorded. Compensation expense was recognized for the change in the liability. The Company determined the fair value of the awards using the Black-Scholes option-pricing model based on the estimated fair value per common share and the following assumptions as of December 31, 2009.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

10. Share-based Compensation (continued)

2009
Risk-free interest rate	4.08%
Expected life, in years	9.58
Expected volatility	40%
Weighted-average fair value per share	$6.55

The 2009 option awards were scheduled to vest in 2019 or upon the occurrence of certain events, including an initial public offering. Because the awards vest upon satisfaction of either a service or performance condition, we were recognizing compensation expense for these awards over the service term of 10 years, in accordance with authoritative guidance. These options vested on November 4, 2010, due to the initial public offering of the Company’s stock. In connection with the initial public offering the Company recognized additional share-based compensation expense in “Selling, general and administrative expenses” of $28,391 and an income tax benefit of $11,078 in “Tax provision (benefit), current year” for the year ended December 31, 2010 related to the vesting of these awards. Prior to the initial public offering, the Company recognized $1,029 in compensation expense related to these awards during 2010. As these awards were recorded as liabilities, upon vesting, the expense recognized was based on the fair value of the awards at the initial public offering, less the exercise price. Upon exercise of the options, the employees received shares of common stock in the Company from the current holdings of the stockholder granting the options. The stockholder retained the proceeds from the exercise of the options.

Restricted Stock Awards – 2010 Omnibus Incentive Plan

During 2010 the Company awarded approximately 117,000 shares of RSUs to employees, which will vest in 25% annual increments on each of the first four anniversaries of the date of the grant. The Company also awarded approximately 5,500 shares of restricted stock awards to non-employee directors, which will vest at the earlier of one year or the next annual meeting of the stockholders pursuant to the Plan. Fair value of the restricted share issuances on grant date totaled approximately $2.6 million and $0.1 million, respectively. The fair value of RSUs and restricted stock awards is based on the fair market value of the Company’s common stock on the date of grant. The Company recorded approximately $0.1 million and $0.1 million of share-based compensation expense related to these awards during the year ended December 31, 2010 and the one month ended January 30, 2011, respectively, and is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

The following activity has occurred under the Company’s existing restricted share plans:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at January 1, 2010	—	$—
Granted	122	22.00
Vested	—	—
Forfeited	(1)	—

Balance at December 31, 2010	121	$22.00
Granted	—	—
Vested	—	—
Forfeited	(1)	—

Outstanding options at January 30, 2011	120	$22.00

The Fresh Market, Inc.

Notes to Financial Statements (continued)

10. Share-based Compensation (continued)

As of January 30, 2011, total remaining unearned compensation cost related to nonvested stock awards was $2.5 million, which will be amortized over the weighted-average remaining service period of approximately 3.8 years.

No restricted stock awards vested during 2010 or the Transition Period.

11. Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share for 2010 and the Transition Period includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and restricted stock awards.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Year Ended			One Month Ended
	December 31, 2008	December 31, 2009	December 31, 2010	January 30, 2011
Net income available to common stockholders’ (numerator for basic earnings per share)	$31,557	$49,202	$22,915	$2,660

Weighted average common shares outstanding (denominator for basic earnings per share)	47,991	47,991	47,991	47,991
Potential common shares outstanding:
Incremental shares from share-based awards	—	—	69	104

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	47,991	47,991	48,060	48,095

Basic and diluted earnings per share	$0.66	$1.03	$0.48	$0.06

12. Insurance Reserves

The Company has insurance policies for medical and workers’ compensation benefits that contain significant deductibles. The cost of general medical and workers’ compensation claims up to the deductibles is accrued based on actual claims reported plus loss development factors. These estimates are based on historical information along with certain assumptions about future events, and are subject to change as additional information becomes available. The Company had $6,404, $7,371 and $7,550 accrued related to these claims at December 31, 2009, 2010 and January 30, 2011, respectively.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

13. Supplementary Balance Sheet Information

The following reflects supplementary balance sheet information for the Company’s accrued liabilities at December 31, 2009, 2010 and January 30, 2011:

	December 31		January 30,
	2009	2010	2011
Accrued compensation and benefits	$16,489	$20,055	$20,885
Accrued occupancy costs	3,849	5,302	5,571
Accrued taxes	2,911	3,792	2,799
Other accrued liabilities	9,595	12,917	11,785

Total accrued liabilities	$32,844	$42,066	$41,040

14. Segment Reporting

The Company has determined that it has only one reportable segment. All of the Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Non-perishable categories consist of traditional grocery and dairy products as well as specialty foods, including bulk, coffee and candy, and beer and wine. The following is a summary of percentage of annual sales of perishable and non-perishable items:

	Year Ended			One Month Ended
	2008	2009	2010	January 30, 2011
Perishable	67.1%	66.8%	66.5%	65.9%
Non-perishable	32.9%	33.2%	33.5%	34.1%

15. Related-Party Transactions

Related Party Loan Agreements

Previously the stockholders of the Company entered into an unsecured revolving loan agreement with the Company. Principal and interest, accrued at market rates on the notes receivable from stockholders was payable on demand.

The Company also entered into an unsecured subordinated revolving loan agreements with the stockholders of the Company. Principal and interest, accrued at market rates on the notes payable to stockholders was payable on demand.

As of December 31, 2009 and 2010 there were no outstanding amounts owed to either the stockholders or the Company for the unsecured revolving loan agreements.

On April 30, 2010, the Company and stockholders terminated the unsecured revolving loan agreement and the unsecured subordinated revolving loan agreement.

Tax Indemnification Agreements

In connection with the initial public offering, the Company entered into tax indemnification agreements with the Company’s stockholders prior to the offering. Pursuant to these agreements, the Company agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of the Company’s taxable income, in each case for any period during which the Company was an S-corporation, it will make a payment to each stockholder on a pro rata basis in an amount sufficient so that the

The Fresh Market, Inc.

Notes to Financial Statements (continued)

15. Related-Party Transactions (continued)

stockholder with the highest incremental estimated tax liability (calculated as if the stockholder would be taxable on its allocable share of our taxable income at the highest applicable federal, state and local tax rates and taking into account all amounts the Company previously distributed in respect of taxes for the relevant period) receives a payment equal to its incremental tax liability. The Company also agreed to indemnify the stockholders for any interest, penalties, losses, costs or expenses (including reasonable attorneys’ fees) arising out of any claim under the agreements.

16. Commitments and Contingencies

Distributions to Stockholders

The Company paid cash distributions to its stockholders of $25,998, $20,101 and $48,110 for the years ended December 31, 2008, 2009 and 2010, respectively. No cash distributions were made to stockholders for the one month ended January 30, 2011. By agreement with its stockholders, a portion of the cash distributions paid to stockholders is to provide them with funds to pay the applicable income taxes owed on taxable income generated by the Company. The Company was an S-corporation for income tax purposes and therefore the stockholders, not the Company, was responsible for federal and most state income tax liabilities related to the taxable income generated by the Company. The Company was required to make these distributions related to income taxes while it remained an S-corporation. In addition, as permitted by its revolving credit agreement, the Company also paid discretionary distributions to its stockholders. In connection with the initial public offering, the Company’s S-corporation status was terminated.

Litigation

The Company is involved in various legal proceedings encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

17. Transition Period Financial Information (unaudited)

On January 26, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which will now begin January 31, 2011 and end January 29, 2012. As a result of the change, the Company had a one month transition period beginning January 1, 2011 and ending January 30, 2011 (the “Transition Period”). Accordingly, the Company is presenting unaudited comparative financial information for the same period of the prior year as of the one month ended January 31, 2010.

The Fresh Market, Inc.

Notes to Financial Statements (continued)

17. Transition Period Financial Information (unaudited) (continued)

	One Month Ended
	January 31, 2010	January 30, 2011

Number of days in period	31	30

Statement of income data:
Sales	$71,959	$78,149
Gross profit	23,015	24,847
Income from operations	4,547	4,458
Net income	4,237	2,660
Net income per share:
Basic and diluted	$0.09	$0.06
Weighted average common shares outstanding:
Basic	47,991,045	47,991,045
Diluted	47,991,045	48,095,459

Pro Forma Data:
Income before provision for income taxes	$4,295
Pro forma provision for income taxes	1,675

Pro forma net income	$2,620

Pro forma net income per share:
Basic and diluted	$0.05

Balance sheet data:
Total assets	$236,781	$258,857
Total long-term debt	104,338	81,850
Total stockholders’ equity	64,341	72,077

18. Select Quarterly Financial Data (unaudited)

The Company’s first quarter of 2009 consists of 88 days versus 87 days for 2010, the second and third quarters each are 91 days for 2009 and 2010, and the fourth quarter is 95 days for 2009 as compared to 96 days for 2010. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

The following table presents the Company’s unaudited quarterly results of operations for each of the last eight quarters ended December 31, 2010. The unaudited information has been prepared on the same basis as the audited consolidated financial statements.

	For the Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Sales	$220,217	$235,866	$228,692	$289,438
Gross profit	$71,769	$76,589	$73,526	$97,343
Income (loss) from operations	$16,145	$15,542	$11,286	$(2,038)
Net income (loss)	$15,295	$14,938	$10,824	$(18,142)
Net income (loss) per share:
Basic and diluted	$0.32	$0.31	$0.23	$(0.38)

	For the Year Ended December 31, 2009
	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter
Sales	$194,727	$210,165	$201,105	$255,934
Gross profit	$60,767	$67,675	$63,090	$85,039
Income from operations	$7,557	$14,598	$9,258	$21,667
Net income	$6,481	$13,492	$8,406	$20,823
Net income per share:
Basic and diluted	$0.14	$0.28	$0.18	$0.43

(1)	During 2010, we recorded share-based compensation and related payroll tax expenses of $28.8 million in connection with our initial public offering. Income tax expense for 2010 included a $19.1 million charge to recognize a net deferred tax liability resulting from the tax reorganization carried out in connection with our initial public offering. Additionally, from November 9, 2010 through the end of 2010, we recognized a $3.7 million income tax benefit that resulted from our net loss from November 9, 2010 through the end of 2010.

(2)	Adjustments made to the closed store reserve consist of a $2.0 million charge in connection with a store closure in 2009 and $1.8 million charge primarily attributable to reflect a change in the Company’s estimate of subtenant income for a retail store closed in a prior year due to changing economic conditions in the market where the closed store is located.

19. Subsequent Events

On February 22, 2011, the Company terminated its revolving credit facility that had been in place at December 31, 2010 and entered into a credit agreement with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility refinances and replaces the Company’s credit agreement dated February 27, 2007 by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and the several other lending institutions (the “2007 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While the Company currently has no material domestic subsidiaries, other entities will guarantee the Company’s obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries of the Company during the term of the 2011 Credit Facility

The 2011 Credit Facility provides for total borrowings of up to $175 million. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75 million in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lender(s) to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25 million and a swing line sublimit of $10 million.

At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The commitment fee calculated on unused portions of the credit facility ranges from 0.30% to 0.45% per annum.