Form 10-K/A
period 2010-12-30
Fresh Market, Inc.
filed 2011-04-26
CIK 1489979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The Fresh Market, Inc. (also referred to as the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 22, 2011, for the purpose of providing the information required by Part III of Form 10-K. At the time of the filing of the Form 10-K, we intended to incorporate this information by reference from our proxy statement relating to our 2011 annual meeting of stockholders. Since the time of filing the Form 10-K, the Company has determined that its 2011 annual meeting of stockholders will be held later in 2011, and therefore the proxy statement relating to such annual meeting will not be available within the time period required for incorporation by reference.

We are also updating the signature page, the Exhibit Index in Item 15 of Part IV and appearing after the signature page and Exhibits 31.1 and 31.2.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV is set forth below. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV discussed above. No other information included in the Form 10-K, including the information set forth in Part I and Part II, is hereby modified or updated in any way.

ii

The Fresh Market, Inc.

Terms Used In This Amendment No. 1

As used in this Amendment No. 1, the term “the Berry family” means (1) Ray Berry and the Estate of Beverly Berry; (2) various lineal descendants of Ray Berry and spouses and adopted children of such descendants; (3) various trusts for the benefit of individuals described in clauses (1) and (2) and their trustees; and (4) various entities owned or controlled, directly or indirectly, by the individuals and trusts described in clauses (1), (2) and (3).

iii

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Executive Officers and Directors

Set forth below is information concerning our current executive officers and directors as of March 18, 2011. The business address of all of our executive officers and directors is 628 Green Valley Road, Suite 500, Greensboro, North Carolina 27408.

Name	Age	Position(s)

Ray Berry	70	Chairman of the Board

Brett Berry	43	Vice Chairman of the Board

Michael Barry	40	Vice Chairman of the Board

David Rea	50	Director

Jeffrey Naylor	52	Director

Craig Carlock	44	President and Chief Executive Officer

Lisa Klinger	44	Executive Vice President and Chief Financial Officer

Randy Kelley	40	Senior Vice President—Real Estate and Development

Sean Crane	43	Senior Vice President—Store Operations

Marc Jones	39	Senior Vice President—Merchandising and Marketing

Scott Duggan	45	Senior Vice President—General Counsel

Backgrounds of Current Executive Officers and Directors

Set forth below is information concerning our current executive officers and directors identified above.

Ray Berry is the founder of The Fresh Market, has served as Chairman of our Board of Directors since he started the company in 1981 and served as our President and Chief Executive Officer from 1981 until 2007. Prior to starting the company, Mr. Ray Berry held positions at numerous grocery and retail companies, including Vice President of Stores at The Southland Corporation (former parent of 7-Eleven) where he was responsible for the operations of nearly 4,000 7-Eleven stores. Mr. Ray Berry received a B.A. in Psychology from San Diego State University and also completed the Stanford Executive Program at the Stanford Graduate School of Business. Mr. Ray Berry is the father of Mr. Brett Berry and the father-in-law of Mr. Michael Barry, both of whom are also members of our board of directors.

We believe Mr. Ray Berry’s qualifications to serve on our board of directors include his knowledge of our company and the food retail industry and his years of leadership at our company.

Brett Berry has served as Vice Chairman of our Board of Directors since March 2009 and has been a director since December 1985. Mr. Brett Berry served as our President and Chief Executive Officer from January 2007 until January 2009. He joined the company as an employee in 1998 and has held various positions in the marketing and operations departments, including Chief Operating Officer, Executive Vice President of Operations and Vice

President of Marketing. Prior to joining the company, Mr. Brett Berry was a consultant with Mercer Management Consulting (now Oliver Wyman Group). Mr. Brett Berry received a Masters in Business Administration from the Wharton School of Business, a Juris Doctor from the University of North Carolina School of Law, and an A.B. in English from Davidson College. Mr. Brett Berry is the son of Mr. Ray Berry and the brother-in-law of Mr. Michael Barry, both of whom are also members of our board of directors.

We believe Mr. Brett Berry’s qualifications to serve on our board of directors include his knowledge of our company and the food retail industry and his extensive management experience at our company.

Michael Barry has served as Vice Chairman of our Board of Directors since March 2009 and has been a director since June 2001. Mr. Barry served as our Executive Vice President and Chief Financial Officer from January 2003 until March 2009. He joined the company as an employee in 2002 and has held various positions in the marketing department. Mr. Barry is currently a manager at Barrier Island Capital Advisors, Inc., an investment fund. Mr. Barry previously worked as an equity research analyst with Frontier Capital Management. Mr. Barry received a Masters in Business Administration from Harvard Business School and a B.A. in Mathematics from Duke University. Mr. Barry is the son-in-law of Mr. Ray Berry and the brother-in-law of Mr. Brett Berry, both of whom are also members of our board of directors.

We believe Mr. Barry’s qualifications to serve on our board of directors include his prior management experience at our company and his expertise in capital markets and investment management.

David Rea has served as a member of our board of directors since our initial public offering in November 2010. From January 2007 to March 2008, Mr. Rea served as Senior Vice President and Chief Financial Officer of Sally Beauty Holdings, Inc. From 2000 to 2006, Mr. Rea worked at La Quinta Corporation and La Quinta Properties, Inc., owners/operators of limited-service hotels, serving as President and Chief Operating Officer from February 2005 to January 2006 and Executive Vice President and Chief Financial Officer from June 2000 to February 2005. Prior to joining La Quinta, Mr. Rea held various finance related positions, including positions at T. Rowe Price Associates. Mr. Rea received a Masters in Business Administration from the Amos Tuck School of Business Administration, Dartmouth College and a B.A. from Colgate University.

We believe Mr. Rea’s qualifications to serve on our board of directors include his executive management experience, his financial expertise and his extensive experience in real estate related businesses.

Jeffrey Naylor has served as a member of our board of directors since our initial public offering in November 2010. Since February 2009, Mr. Naylor has served as Chief Financial and Administrative Officer of The TJX Companies, Inc. Mr. Naylor has worked at The TJX Companies, Inc. since 2004, serving as Chief Administrative and Business Development Officer from June 2007 to February 2009, Chief Financial and Administrative Officer from September 2006 to June 2007, and Chief Financial Officer from February 2004 to September 2006. Mr. Naylor received a Masters in Management from the J.L. Kellogg Graduate School of Management, Northwestern University and a B.A. in Economics and Political Science from Northwestern University.

We believe Mr. Naylor’s qualifications to serve on our board of directors include his executive management experience, his financial and accounting expertise and his extensive experience in the retail industry.

Craig Carlock has served as our President and Chief Executive Officer since January 2009. Mr. Carlock served as our Senior Vice President and Chief Operating Officer from January 2007 until January 2009. He joined the company in 1999 and previously served as Director of Marketing, Vice President of Marketing and Senior Vice President of Operations. Before joining the company, Mr. Carlock worked at Procter & Gamble in various finance positions for six years. Mr. Carlock received a Masters in Business Administration from the University of Virginia’s Darden School and a B.A. in Economics from Davidson College.

Lisa Klinger has served as our Executive Vice President and Chief Financial Officer since March 2009. Prior to joining the company, Ms. Klinger served as interim Chief Financial Officer during 2008 and Senior Vice President—Finance and Treasurer from May 2005 to March 2009 of Michael’s Stores and Assistant Treasurer at Limited Brands from August 2000 to May 2005. She received a B.S. from Bowling Green State University.

Randy Kelley has served as our Senior Vice President—Real Estate and Development since May 2008. Mr. Kelley served as our Vice President—Real Estate from February 2006 until May 2008. He joined the company in 2004 and previously served as a Real Estate Manager and Director of Real Estate. Prior to joining the company, Mr. Kelley worked with ePLUS Technologies and held various positions at First Union National Bank. He received a Masters in Business Administration from the University of North Carolina at Chapel Hill and a B.A. from the University of North Carolina at Charlotte.

Sean Crane has served as our Senior Vice President—Store Operations since 2006. Mr. Crane served as our Senior Vice President—Real Estate and Development from 2005 until 2006. He joined the company in 2001 and previously served as Controller, Director of Real Estate, Vice President—Real Estate and Vice President—Real Estate and Development. Prior to joining the company, Mr. Crane held various management positions in accounting and finance with Grand Union, Neiman Marcus and Office Depot. Mr. Crane is a Certified Public Accountant and received a Masters in Business Administration from the University of North Carolina at Chapel Hill and a B.B.A. in accounting from Florida Atlantic University.

Marc Jones has served as our Senior Vice President—Marketing and Merchandising since December 2009. Mr. Jones served as our Vice President—Marketing and Merchandising from February to December 2009. He joined the company in 2006 and previously served as Director of Merchandising (Non-Perishables) and Vice President—Marketing (Non-Perishables). Prior to joining the company, Mr. Jones was a Vice President at Daymon Worldwide. He received a Masters in Business Administration from Harvard Business School and two B.A.s from Queens University.

Scott Duggan has served as our Senior Vice President—General Counsel since September 2010. Prior to joining the company Mr. Duggan was a Partner at Goodwin Procter LLP. He received a J.D. from Boston University School of Law and a B.S. from The University of Maine.

Board of Directors

Board Composition

Our business and affairs are managed under the direction of our board of directors. Our bylaws provide that our board of directors consists of a number of directors to be fixed from time to time by a resolution of the board. Our board of directors currently has five members, of which two are independent. Our board of directors has determined that Messrs. Rea and Naylor are independent as defined under the corporate governance rules of The NASDAQ Stock Market.

Our certificate of incorporation and bylaws provide for a staggered, or classified, board of directors consisting of three classes of directors, each serving staggered three-year terms, as follows:

•	the Class I director is Michael Barry and his term will expire at the annual meeting of stockholders to be held in 2011;

•	the Class II directors are Brett Berry and David Rea and their terms will expire at the annual meeting of stockholders to be held in 2012; and

•	the Class III directors are Ray Berry and Jeffrey Naylor and their terms will expire at the annual meeting of stockholders to be held in 2013.

Upon expiration of the term of a class of directors, directors for that class will be elected for a three-year term at the annual meeting of stockholders in the year in which that term expires. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Controlled Company

Since completing our initial public offering in November 2010, we have availed ourselves of the “controlled company” exception under the corporate governance rules of The NASDAQ Stock Market because a majority of our common stock is owned by the Berry family. In the event the Berry family no longer owns a majority of our common stock, we will no longer be permitted to avail ourselves of the controlled company exception. Accordingly, we would be required to have a majority of “independent directors” on our board of directors and a compensation committee and a nominating and corporate governance committee composed entirely of “independent directors” as defined under the rules of The NASDAQ Stock Market, within one year after no longer qualifying for the controlled company exception. The “controlled company” exception does not modify the independence requirements for the audit committee, and therefore we intend to continue our compliance with the requirements of The Sarbanes-Oxley Act (“Sarbanes-Oxley”) and The NASDAQ Stock Market, which require that our audit committee be composed of at least three members, each of whom will be independent by November 5, 2011.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee member has been appointed by the board of directors and will serve until his or her successor is elected and qualified, or until he or she is earlier removed or resigns.

Audit Committee

Our audit committee consists of a majority of directors who are not otherwise affiliated with either us or the Berry family. The committee has the responsibility for, among other things:

•	overseeing management’s maintenance of the reliability and integrity of our accounting policies and financial reporting and our disclosure practices;

•	overseeing management’s establishment and maintenance of processes to assure that an adequate system of internal control is functioning;

•	overseeing management’s establishment and maintenance of processes to assure our compliance with all applicable laws, regulations and corporate policies;

•	reviewing our annual and quarterly financial statements prior to their filing and prior to the release of earnings; and

•

reviewing the performance of the independent accountants and making decisions regarding the appointment or termination of the independent accountants and considering and approving any non-audit services proposed to be performed by the independent accountants.

Michael Barry, David Rea and Jeffrey Naylor serve on the audit committee, with Mr. Naylor serving as the chair of the audit committee. Our board of directors has affirmatively determined that Messrs. Naylor and Rea are independent directors according to the rules and regulations of the SEC and The NASDAQ Stock Market. In addition, Mr. Naylor has been determined by our board of directors to be an “audit committee financial expert”, as such term is defined in the rules and regulations of the SEC. The audit committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.

Our board of directors has adopted a written charter for our audit committee, which is available on our corporate website at www.thefreshmarket.com.

Compensation Committee

In the event the Berry family no longer owns a majority of our common stock, we will no longer be permitted to avail ourselves of the controlled company exception under the corporate governance rules of The NASDAQ Stock Market. Accordingly, we would be required to have a majority of independent directors on our compensation committee within 90 days after no longer qualifying for the controlled company exception. In addition, the entire compensation committee must be composed of “independent directors” within one year after no longer qualifying for the controlled company exception.

The compensation committee has the responsibility for, among other things:

•	reviewing our compensation practices and policies, including equity benefit plans and incentive compensation;

•	reviewing key employee compensation policies;

•	monitoring performance and compensation of our employee-directors, officers and other key employees; and

•	preparing recommendations and periodic reports to the board of directors concerning these matters.

Ray Berry, Brett Berry and David Rea serve on the compensation committee, with Mr. Rea serving as the chair of the compensation committee. Our board of directors has affirmatively determined that Mr. Rea is an independent director according to the rules and regulations of the SEC and The NASDAQ Stock Market.

Our board of directors has adopted a written charter for our compensation committee, which is available on our corporate website at www.thefreshmarket.com.

Nominating and Corporate Governance Committee

In the event the Berry family no longer owns a majority of our common stock, we will no longer be permitted to avail ourselves of the controlled company exception under the corporate governance rules of The NASDAQ Stock Market. Accordingly, we would be required to have a majority of independent directors on our nominating and corporate governance committee within 90 days after no longer qualifying for the controlled company exception. In addition, the entire nominating and corporate governance committee must be composed of independent directors within one year after no longer qualifying for the controlled company exception.

The nominating and corporate governance committee has the responsibility for, among other things:

•	making recommendations as to the size, composition, structure, operations, performance and effectiveness of the board of directors;

•	establishing criteria and qualifications for membership on the board of directors and its committees;

•	assessing and recommending to the board of directors strong and capable candidates qualified to serve on the board of directors and its committees;

•	developing and recommending to the board of directors a set of corporate governance principles; and

•	considering and recommending to the board of directors other actions relating to corporate governance.

Ray Berry, Brett Berry, Michael Barry and David Rea serve on the nominating and corporate governance committee, with Mr. Rea serving as the chair of the nominating and corporate governance committee. Our board of directors has affirmatively determined that Mr. Rea is an independent director according to the rules and regulations of the SEC and The NASDAQ Stock Market.

Our board of directors has adopted a written charter for our nominating and corporate governance committee, which is available on our corporate website at www.thefreshmarket.com.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all of our directors, officers, employees, consultants and contractors. The code of business conduct and ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, company funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of business conduct and ethics, employee misconduct, conflicts of interest or other violations. Any waiver of our code of business conduct and ethics with respect to our chief executive officer, chief financial officer, controller or persons performing similar functions may only be authorized by our audit committee and will be disclosed as required by applicable law.

Our code of business conduct and ethics is publicly available on the investor relations portion of our website at www.thefreshmarket.com. A copy of the code of business conduct and ethics may also be obtained, free of charge, from the Company upon a request directed to: The Fresh Market, Inc., 628 Green Valley Road, Suite 500, Greensboro, North Carolina 27408, Attention: Corporate Secretary. The Company intends to disclose any amendment to or waiver of a provision of the code of business conduct and ethics that applies to its chief executive officer, chief financial officer, controller or persons performing similar functions, by posting such information on its website available at www.thefreshmarket.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and holders of more than 10% of the Company’s Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the SEC to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the year ended December 31, 2010 (commencing with the Company becoming a reporting company under the Exchange Act on November 4, 2010), the Company believes that all Section 16(a) filing requirements were complied with during the year ended December 31, 2010.

Stockholder Nominations and Recommendations for Director Candidates

We have not made any material changes to the procedures by which our stockholders may recommend nominees to our board of directors since our initial public offering in November 2010.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the material elements of the compensation of the named executive officers in 2010 and January 2011 (the “Transition Period”), who are set forth in the table below:

Name	Title

Craig Carlock	President and Chief Executive Officer

Lisa Klinger	Executive Vice President and Chief Financial Officer

Sean Crane	Senior Vice President—Store Operations

Marc Jones	Senior Vice President—Merchandising and Marketing

Randy Kelley	Senior Vice President—Real Estate and Development

How have compensation decisions historically been made?

Prior to our initial public offering in November 2010, we were privately held by the Berry family. Accordingly, we were not subject to stock exchange listing or SEC rules, including those requiring that a majority of our board of directors be independent or regarding the formation and functioning of board committees, such as the compensation committee. All of our prior compensation policies and determinations pertaining to the named executive officers, including those made for 2010 through the completion of the initial public offering, but excluding the equity grants made in connection with our initial public offering that are described below, were the product of negotiations between the named executive officers and our board of directors. Accordingly, analyses, negotiations and determinations pertaining to executive officer compensation prior to our initial public offering were conducted and made by our then board of directors.

In connection with our initial public offering, our board of directors engaged the outside consulting firm Frederic W. Cook & Co., Inc. (“FW Cook”) to help develop compensation policies that are appropriate for a public company. Our board of directors’ initial analysis included evaluating various compensation data, including comparable company and other data gathered by FW Cook. Our board of directors, in connection with these efforts, noted the variety of compensation practices and mechanics that were employed by comparable companies and determined not to make significant changes to our compensation practices prior to the initial public offering in light of our status as a then private company. Our board of directors elected to share its perspective pertaining to the data gathered and our historical compensation practices with our compensation committee after completing the initial public offering in light of our board of directors’ interaction with, and knowledge of, our management team and its experience with our business and our historical compensation practices.

How is the compensation program likely to continue to evolve after the completion of our initial public offering in November 2010?

In connection with our initial public offering in November 2010, we established a compensation committee of our board of directors. Our compensation committee is chaired by an independent director. In the event we are no longer a controlled company under the rules of The NASDAQ Stock Market, we will add additional independent directors to, and remove non-independent directors from, the committee, consistent with the requirement that within one year of losing controlled company status, the committee be comprised of only independent directors. Our compensation committee now plays a significant role in our compensation practices and policies, including our compensation practices and policies for the named executive officers. Accordingly, compensation determinations with respect to the named executive officers made after the completion of our initial public offering are first made by our compensation committee. At this time, once a determination is made by our compensation committee, it is then subject to approval by our full board of directors.

We expect that our compensation programs for the named executive officers, as developed and implemented by our compensation committee, will vary from our historical private company practices. The initial determinations made in 2011 with respect to bonuses payable for 2010 followed our historical practice of considering our financial performance for 2010 and then making discretionary, as compared to formulaic, determinations for these bonuses given that we operated as a private company for most of 2010 and had not put in place a formulaic or other non-discretionary bonus program with respect to 2010. We expect that our compensation committee will meet several times per year to establish and, from time to time, refine our compensation philosophy and practices as a public company. Our compensation committee will also determine the components and levels of compensation and the appropriate performance metrics for our executive officers that may be used in determining awards under any formulaic program that we may establish, as well as the goals and objectives that may be considered when awarding any discretionary component of bonuses for our executive officers. In determining the components of our compensation programs and establishing the levels of compensation thereunder, we expect that our compensation committee will consider compensation data, including data collected from or provided by compensation consultants and other third-party sources, while also considering our historical compensation practices.

In connection with our initial public offering, we implemented an omnibus incentive compensation plan that enables us to grant a range of cash- and equity-based incentive awards, the vesting criteria of which may be performance- or time-based. In addition, during 2010 we implemented a non-qualified deferred compensation plan in which the named executive officers are eligible to participate. See “—Compensation Programs and Practices in 2010 and the Transition Period—Did we offer the named executive officers the opportunity to participate in a nonqualified deferred compensation plan?”.

Compensation Programs and Practices in 2010 and the Transition Period

What were the objectives and principles of the named executive officers’ compensation?

The following description explains the objectives and principles of the named executive officers’ compensation in 2010 and the Transition Period:

•

Achieving strong, consistent business performance: Our primary goal was achieving strong business performance that would maximize our long-term value. We advanced this goal by emphasizing annual, merit-based salary increases rather than short-term incentives. While still rewarding superior performance, this practice provided the named executive officers with predictable compensation levels that did not encourage excessive risk-taking for short-term gain.

•

Aligning interests with stockholders: We sought to align the interests of the named executive officers with those of our stockholders by granting equity-based awards, which tied the named executive officers’ compensation to our equity value.

•

Attracting and retaining valuable employees: We believe that attracting and retaining proven, talented executives is critical to maximizing our long-term performance. Accordingly, as a private company, we set the named executive officers’ total compensation at levels that our board of directors believed were reasonably competitive, in light of our private company status and our location in Greensboro, North Carolina, with those of comparably positioned executives at firms in our industry (although we did not set our executive officers’ compensation at pre-determined levels relative to those at peer firms). Our board of directors also granted awards with time-based vesting requirements in order to foster retention of our executive officers. We anticipate that in the future we will consider a variety of data, including the evolving nature of the named executive officers’ responsibilities, our performance as a public company and data from peer public companies, as well as our historical practices, as our compensation committee reviews our compensation programs, practices and levels in order to continue to attract and retain valuable employees.

•

Fostering company cohesion: We believe that aligning the compensation of the named executive officers with that of other employees is critical to fostering a sense of common purpose within our company. Accordingly, we have generally adjusted compensation levels for the named executive officers in a manner directionally consistent with the adjustments we have made in compensation for other employees of our company.

What were the components of the named executive officers’ compensation program and how did they reflect the objectives and principles described above?

The principal components of the named executive officers’ compensation program in 2010 were base salaries, annual cash bonuses, quarterly performance bonuses that were based upon our earnings and distributions to our stockholders and long-term incentive compensation. Any quarterly performance bonuses that were paid during 2010 offset the gross amount of the annual bonus awarded for 2010. We also provided named executive officers with retirement benefits (matching contributions to our 401(k) plan and to our deferred compensation plan), health and welfare benefits and limited perquisites (such as personal use of corporate automobiles).

We believe that the combination of these components achieved the objectives and principles described above. In the following sections, we will provide more detail about the various components of our compensation programs in 2010 and the Transition Period and each component’s role in implementing our objectives and principles.

How were base salaries determined?

The named executive officers’ base salaries for 2010 and the Transition Period were determined prior to completion of our initial public offering. Accordingly, our compensation committee, as constituted following completion of our initial public offering, did not participate in the determination of base salaries for 2010 and the Transition Period. Historically, our board of directors reviewed and decided whether to adjust base salaries for both the named executive officers and certain other corporate and store employees at the same time. This company-wide annual review of base salaries, which generally took place in February of each year, helped promote company cohesion. In setting base salaries for the named executive officers for 2010 and the Transition Period, our then board of directors considered recommendations from our Chief Executive Officer (except with respect to his own base salary) and engaged in a subjective analysis that took into consideration individual and company performance, market conditions, job responsibilities, the prior year’s base salaries and relativity in pay, both among the named executive officers and between the named executive officers and certain other employees.

The board of directors increased salaries for the named executive officers effective in the end of January 2010 in recognition of the company’s strong performance in 2009. The increased salaries were determined in January 2010 for the named executive officers other than our Chief Executive Officer and in May 2010 with respect to our Chief Executive Officer. In addition to the strong performance in 2009, the board of directors recognized that, in light of a potential initial public offering during 2010, salaries for certain of the named executive officers should be increased to reflect the demands that would be placed on them during the offering. In light of these considerations, Mr. Carlock received a 15.5% base salary increase (from $350,000 to $404,167); Ms. Klinger received a more modest 6.6% base salary increase (from $330,000 to $351,667) recognizing that Ms. Klinger had not been with the company for all of 2009; Mr. Crane received a 15.5% base salary increase (from $244,800 to $282,933); Mr. Jones received a 10.3% base salary increase (from $210,000 to $231,667); and Mr. Kelley received an 8.1% base salary increase (from $200,000 to $216,250). The board of directors did not conduct substantive peer company research in connection with its determination. Accordingly, the 2010 increases were not intended to adjust the executive officers’ base salaries to be in line with any public company peer or member of our industry, nor were the increased salaries set in early 2010 intended to represent a set percentage relative to, or to be ranked against, any individual or group of peer companies or members of our industry.

How was annual bonus compensation determined?

Historically, the board of directors has awarded annual cash performance bonuses in order to motivate the named executive officers and reward them on the basis of a variety of criteria. Following completion of the company’s initial public offering, the compensation committee assumed responsibility for determining and recommending to the board of directors the annual bonuses payable to the executive officers. For all executive officers other than the Chief Executive Officer, the compensation committee solicited input and received recommendations from the company’s Chief Executive Officer with respect to the amounts of the annual bonuses.

The annual bonus amounts for 2010 determined by the compensation committee were approved by the board of directors in early 2011. In light of the fact that no formulaic bonus program had been established prior to our initial public offering, the compensation committee continued the company’s historical practice of awarding bonuses in a discretionary manner. First, the company’s Chief Executive Officer made recommendations to the compensation committee for each executive officer, other than himself, and provided the committee with information regarding each executive officer’s performance and contribution to the company. Second, in determining the amount of annual bonuses for 2010, the compensation committee conducted a subjective analysis of individual and company performance, job responsibilities and relativity of bonus awards among the named executive officers. With regard to company performance, the board of directors considered metrics such as growth in sales, net income, EBITDA and gross profit, adjusted, in the case of net income and EBITDA, for the charges incurred in connection with our initial public offering. With regard to individual performance, the compensation committee considered each named executive officer’s individual contribution to the company’s performance, management skills and potential to contribute to the company in the future. The compensation committee also considered historical compensation information for the executive officers and data compiled by FW Cook prior to the company’s initial public offering, although in determining the 2010 annual bonus amounts, the compensation committee did not set our executive officers’ bonuses at pre-determined levels relative to peer firms.

In addition, in determining the annual bonus amounts for 2010, the compensation committee recognized that the annual bonus amounts for 2009 were substantially higher than past years’ bonuses in light of the company’s strong performance in 2009 relative to 2008. The compensation committee considered that while the company’s performance in 2010 was very strong, it did not represent the same level of positive change relative to 2009 as 2009 did to 2008. Accordingly, the compensation committee generally recommended annual bonus amounts for 2010 that were less than the annual bonus amounts for 2009 with respect to each named executive officer other than Ms. Klinger and Mr. Jones. Ms. Klinger received a larger annual bonus in 2010 relative to that portion of her bonus in 2009 that constituted an annual bonus (but excluding her signing bonus) due, in part, to the fact that Ms. Klinger was employed by the company for a partial year in 2009, but also in recognition of her achievement of a number of strategic objectives, including our successful initial public offering and transition to a public company. Mr. Jones received a larger annual bonus in 2010 relative to 2009 in recognition of his achievement of strong financial results in the merchandising area, including significantly improved merchandise margins.

What types of long-term incentive compensation did the named executive officers receive prior to our initial public offering?

During 2010, the named executive officers each held stock options to purchase shares of common stock held by our Chairman, Mr. Ray Berry (the “2009 Options”). The 2009 Options were granted by Mr. Ray Berry in 2009, vested in connection with our initial public offering and were exercised by the named executive officers in connection with the initial public offering. A significant number of shares of common stock that were acquired from Mr. Ray Berry upon exercise of the 2009 Options were sold in the initial public offering to pay the exercise price of $6.73 per share and income taxes incurred by each such named executive officer in connection with the exercise of the 2009 Options. The company did not receive any proceeds from the exercise of the 2009 Stock Options.

At the time of the initial public offering and upon exercise of the stock options, the exercise price for each 2009 Option was paid to Mr. Ray Berry. Further, each named executive officer paid, from the proceeds of the sale of shares or otherwise from his or her personal resources, to the company an amount equal to the income taxes due in connection with the full vesting of his or her 2009 Option grant in connection with our initial public offering. The company thereafter remitted the amount of such tax payment made by the named executive officer to the applicable governmental taxing authority. The table below is provided to present information regarding the number of shares acquired upon exercise and the value realized on exercise in order to provide a more complete picture of the gross and net amounts actually realized by the named executive officers than is presented in the “2010 Option Exercises Table” below.

	Number of Shares of Common Stock Acquired Upon Exercise (#) (a)	Shares Sold in the Initial Public Offering (#)	Proceeds from Sale of Common Stock Less Underwriting Discount ($) (b)	Amount of Proceeds Used to Pay Exercise Price and Taxes ($) (c)	Amount of Retained Proceeds ($) (d)	Number of Shares Held After Initial Public Offering (#) (e)	Value of Shares Held After Initial Public Offering ($) (f)	Total Value Realized Upon Exercise of Option ($) (g)

Craig Carlock	599,888	408,067	8,349,051	7,743,654	605,397	191,821	4,220,062	4,825,459

Lisa Klinger	479,910	326,426	6,678,676	6,194,918	483,757	153,484	3,376,648	3,860,406

Sean Crane	359,932	244,841	5,009,447	4,646,182	363,265	115,091	2,532,002	2,895,267

Randy Kelley	239,955	163,226	3,339,604	3,097,459	242,145	76,729	1,688,038	1,930,183

Marc Jones	239,955	128,385	2,626,757	2,626,757	—	111,570	2,454,540	1,983,838

(a)	Consists of shares of common stock that the named executive officer acquired from Mr. Ray Berry pursuant to the exercise of his or her 2009 Options. A significant percentage of each named executive officer’s shares acquired upon exercise were sold in the initial public offering to pay (i) the exercise price to Mr. Ray Berry and (ii) the estimated personal income taxes associated with the vesting of the stock options granted by Mr. Berry. Messrs. Carlock, Crane, Kelley and Jones and Ms. Klinger sold 370,881, 222,528, 148,352, 128,385 and 296,704 shares of common stock acquired upon exercise of his or her stock option, respectively, to pay the exercise price for his or her 2009 Options to Mr. Ray Berry and to pay estimated personal income taxes associated with the vesting of his or her 2009 Options in connection with the initial public offering.
(b)	The amounts in this column represent the proceeds from the sale of common stock at a price of $22.00 per share less the underwriting discount of $1.54 per share. Additional amounts were deducted from these proceeds or paid by the executive officer to pay the exercise price of the 2009 Options and to pay estimated personal income taxes incurred upon the vesting of the 2009 Options.
(c)	The amounts in this column represent amounts either withheld from the proceeds of the initial public offering that were otherwise payable to the named executive officer or that were paid by the named executive officer to pay the exercise price of the options as well as the estimated personal income taxes that were payable by the named executive officer in connection with the vesting of the 2009 Options.
(d)	The amounts in this column represent the amount of the proceeds from the initial public offering that were retained by the named executive officer, after the payment of the exercise price of the options and the estimated personal income taxes that were paid by the named executive officer in connection with the vesting of the 2009 Options. Mr. Jones did not retain any proceeds from the sale of common stock in the offering and made payments other than from the proceeds of the initial public offering in order to pay a portion of the estimated personal income taxes payable in connection with the vesting of his 2009 Options.
(e)	The number of shares in this column equals the number of shares acquired upon exercise of the 2009 Options less the number of shares sold in the initial public offering.
(f)	The value of shares held after the public offering equals $22.00 per share multiplied by the number of shares held immediately after the initial public offering.

(g)	The total value realized equals the amount of retained proceeds from the initial public offering (after payment of exercise prices and estimated personal income taxes) plus the value of the shares of common stock acquired upon exercise of the stock option, based upon the $22.00 per share initial public offering price, that were retained after the initial public offering, less, in the case of Mr. Jones, the payments that he made other than from the proceeds of the initial public offering in order to pay a portion of the estimated personal income taxes payable in connection with the vesting of his option.

In addition to the 2009 Options, historically, the board of directors allowed some of the named executive officers to choose between receiving Shadow Equity Bonus awards (“SEBs”) or immediate cash payments in lieu of such awards. The board of directors permitted such named executive officers to choose between such awards (1) at the time of the board’s annual review of the company’s compensation programs, (2) in connection with a promotion or (3) in connection with the board of directors’ determination that the named executive officer had made a significant contribution to the company, such as taking actions that the board believed increased the company’s sales or gross profit or demonstrated exceptional management skills. If the named executive officer chose SEBs, the named executive officer could not reverse the election and request the previously forgone immediate cash payment in a later year. While the immediate cash payments provided for a fixed amount of cash payable within 30 days of the election, SEBs generally vested five years after the grant date, and paid a cash amount equal to the cash base amount of the relevant SEB (such amount being equal to the forgone immediate cash payment) increased by the percentage increase in average adjusted EBITDA for the three years preceding vesting from average adjusted EBITDA for the three years preceding the grant of the award; however, the payout could never be less than the cash base amount of the relevant SEB. The board of directors believed that this adjusted EBITDA comparison was an appropriate performance metric because it rewards sustained earnings growth and encourages the named executive officers to focus on our long-term success. In addition, because stockholder dividends were historically paid on the basis of adjusted EBITDA, this arrangement further aligned stockholder and employee incentives. The levels of the immediate cash payments and the SEB cash base amounts were based on the named executive officers’ job levels and responsibilities.

No SEBs were granted to named executive officers during 2010, and the SEB program was replaced with the Omnibus Incentive Compensation Plan in connection with the company’s initial public offering. We expect that no further SEBs will be awarded in the future. In March 2011, in order to clarify the intent of our board of directors at the time the SEBs were granted, our board of directors amended the form of SEB agreement. First, the amended form of award agreement provides that the calculation of adjusted EBITDA will exclude closed store expenses from prior years and certain charges related to offerings, including the initial public offering, of the company’s equity by the company’s pre-initial public offering stockholders, which is consistent with our historical accounting treatment, and may be further adjusted by our board of directors or compensation committee in its discretion. Our board of directors believes that the named executive officers have little ability to affect charges related to offerings of the company’s equity and, accordingly, should not be penalized for them. Second, the amended form of award agreement provides that a “sale of the company”, which is a vesting event under the form of award agreement, includes a transaction as a result of which the Berry family holds less than 50% of the equity interests in the company.

What types of long-term incentive compensation did the named executive officers receive in connection with our initial public offering and for 2010?

For 2010, the named executive officers, received a substantial portion of compensation in the form of long-term cash- and equity-based awards. Such awards were designed to align the incentives of our executives with the interests of our stockholders and with our long-term success. Additionally, the board of directors and, following consummation of our initial public offering, the compensation committee believed that long-term incentive awards enabled us to attract, motivate and retain executive talent. In connection with our initial public offering, the board of directors and our stockholders adopted our 2010 Omnibus Incentive Compensation Plan (the “Omnibus Plan”), which permits various equity-based incentive awards to be awarded to our employees. Prior to completion of our initial public offering, the Omnibus Plan was administered by the board of directors and following our initial public offering, the Omnibus Plan has been administered by the compensation committee.

In connection with our initial public offering, the board of directors granted the named executive officers options to purchase shares of the company’s common stock in order to ensure that the named executive officers retained an equity interest in the company and that their interests remained aligned with those of the company’s stockholders after disposing of some of their 2009 Options. Mr. Carlock received options to purchase 64,234 shares and each of Ms. Klinger and Messrs. Crane, Jones and Kelley received options to purchase 43,679 shares. The number of options granted was determined at the discretion of our board of directors but factors considered included the retention power of the options and each officer’s tenure with the company and other relevant work experience. The options (i) carry an exercise price of $22.00 per share, which is equal to the company’s initial public offering price per share, and (ii) will vest in 25% increments on each of the first four anniversaries of the date of grant. Any portion of the options granted to the named executive officers that is not vested at the time of the termination of a named executive officer’s employment would become vested if the named executive officer’s employment is terminated by the company without “cause” or by the named executive officer for “good reason” within six months prior to, or two years following, a change in control. See “—Did the named executive officers participate in a severance plan?” below.

Except for the grant of stock options in connection with the initial public offering, the company did not grant any other awards under the company’s Omnibus Incentive Compensation Plan, nor did it make any other equity-based awards during 2010 or in the Transition Period.

Did we offer the named executive officers the opportunity to participate in a nonqualified deferred compensation plan?

Yes. On January 1, 2010, we adopted The Fresh Market 2010 Deferred Compensation Plan (the “Deferred Compensation Plan”), which was amended and restated effective March 1, 2010 to allow for the deferral of SEBs.

The Deferred Compensation Plan permits the named executive officers to defer up to 80% of base salary and 100% of any annual bonus on a pre-tax basis. Deferred amounts may be invested notionally in a variety of funds. The company makes matching credits to the named executive officers’ individual accounts to compensate for company contributions that would have been made to the named executive officers’ individual 401(k) plan accounts had the named executive officers not participated in the Deferred Compensation Plan. The Deferred Compensation Plan also permits the company to make additional, discretionary contributions. Deferred amounts will be distributed at times elected by the participant during service or upon termination of employment, subject to terms and conditions of the plan.

Did the named executive officers receive perquisites?

We provided the named executive officers with access to corporate automobiles (and paid the related taxes and insurance) and a company credit card to pay for gas and vehicle maintenance. This perquisite developed because, historically, our employees, including the named executive officers, were required to travel significantly to promote our business, monitor our store operations and evaluate proposed new store locations. We also provided a reimbursement for deductibles and out-of-pocket medical expenses through executive health insurance and reimbursement of relocation expenses.

Did the named executive officers participate in a severance plan?

Yes. In October 2010, we adopted a plan that provides for payments and other benefits in the event of certain terminations of employment (as described below) and enhanced benefits if such terminations of employment occur in connection with a change in control of the company. The purpose of this plan is to retain the named executive officers and other critical employees and to encourage them to remain with us and work to increase stockholder value, particularly in situations that pose professional uncertainty, such as a change in control.

The severance plan provides that, in the event that a named executive officer’s employment is terminated by us without “cause” or by the named executive officer for “good reason”, then the named executive officer will be entitled to the following compensation and benefits: (1) severance pay in an amount equal to the product of the named executive officer’s annual base salary and a severance multiple of two for Mr. Carlock and 1.5 for Ms. Klinger and Messrs. Crane, Jones and Kelley; (2) a prorated annual bonus; and (3) continued medical and welfare benefits for the named executive officer and his or her spouse and dependents for a number of years equal to the severance multiple.

The severance plan provides that, in the event that a named executive officer’s employment is terminated by us without “cause” or by the named executive officer for “good reason”, within six months prior to a change in control of the company (provided that the named executive officer demonstrates that the termination was related to the change in control) or within two years following a change in control of the company, in addition to the compensation and benefits described above, the named executive officer will also be entitled to (1) additional severance pay in an amount equal to the product of the named executive officer’s target annual bonus (or, if the named executive officer does not have a target at the time of termination, average bonus for the previous three years, or portion thereof) and the severance multiple and (2) full vesting of all equity-based awards held by the named executive officer on the date of termination.

For additional information regarding the severance plan and payments thereunder, see “Potential Payments Upon Termination or Change in Control for 2010 and the Transition Period” below.

Were the named executive officers parties to employment agreements or change-in-control agreements?

Other than Ms. Klinger, whose terms of employment were agreed upon at the time of her hiring, none of the named executive officers has historically been party to an employment agreement or a change in control agreement. Except for the severance plan described above, none of the named executive officers was party to a change-in-control agreement or arrangement in 2010.

In order to be eligible for the benefits provided by the severance plan, the named executive officers signed employment agreements. The employment agreements do not provide the named executive officers with any compensation, benefits or other rights except as set forth in the severance plan described above. The employment agreements bind the named executive officers during the term of their employment, and, in certain cases, for a period of time thereafter, to restrictive covenants relating to noncompetition, nonsolicitation, nondisclosure of confidential information and nondisparagement. Following termination of employment the nonsolicitation covenant will expire after two years with respect to Mr. Carlock and after 1.5 years with respect to Ms. Klinger and Messrs. Crane, Jones and Kelley. Following termination of employment other than in connection with a change in control, the noncompetition covenant will be of the same duration as the nonsolicitation covenant. In the case of a termination of employment by the company for “cause” or by the named executive officer without “good reason” (each as defined in the severance plan), in each case, within six months prior to or two years following a change in control, the noncompetition covenant will expire one year following the change in control with respect to Mr. Carlock and nine months following the change in control with respect to Ms. Klinger and Messrs. Crane, Jones and Kelley (except that the noncompetition covenant will never expire prior to the termination of employment). The noncompetition covenant will expire immediately following termination of employment if the named executive officer’s employment is terminated by the company without “cause” or by the named executive officer for “good reason” within six months prior to or two years following a change in control. The covenant against disclosure of confidential information and the nondisparagement covenant do not expire.

Did any other components of the named executive officers’ compensation provide benefits upon a termination of employment or a change in control?

Yes. The SEBs and the 2009 Options contained vesting triggers tied to a termination of employment due to the executive’s death or disability. They also contained vesting triggers tied to a sale of all or substantially all of the assets or the equity interests of the company by the Berry family, or, with respect to the 2009 Stock Options, a partial sale of the company by the Berry family or the consummation of an initial public offering. In the event of a vesting trigger other than a partial sale, the long-term incentive awards would vest in full. In the event of a partial sale, the 2009 Stock Options would vest pro rata in proportion to the percentage of equity sold by the Berry family. The 2009 Stock Options were subject to forfeiture if not exercised within 60 days of any vesting event. Vesting triggers tied to a change in control encouraged the named executive officers to remain with us and to work to increase stockholder value despite the professional uncertainty that such transactions may pose to the named executive officers.

The terms of the 2009 Stock Options were amended to permit the named executive officers to sell shares in the company’s initial public offering. Previously awarded SEBs that are held by certain of the named executive officers were not affected by the company’s initial public offering and remain outstanding in accordance with their terms.

Did we consider the tax impact of the compensation that we provide?

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a public company of compensation in excess of $1 million paid to certain of its most highly compensated executive officers. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals.

Historically, as a private company, the limitations of Section 162(m) have not been applicable to us and, assuming incentive compensation is awarded by us under the provisions of the Omnibus Plan, we expect that we will not be subject to the limitations of Section 162(m) for any grants made thereunder until the date of our third annual meeting of stockholders following our initial public offering. We anticipate that the compensation committee will consider the tax impact of all compensation arrangements in light of our overall compensation philosophy and objectives. However, there may be circumstances in which our and our stockholders’ interests are best served by providing compensation that is not fully deductible and our ability to exercise discretion outweighs the advantages of qualifying compensation under Section 162(m).

Report of the Compensation Committee of the Board of Directors

This report is submitted by the Compensation Committee of the Board of Directors. The Compensation Committee, which was established in connection with our initial public offering in November 2010, has reviewed the Compensation Discussion and Analysis included in this Amendment No. 1 to our Annual Report on Form 10-K and discussed it with management. Based on its review of the Compensation Discussion and Analysis and its discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety this Amendment No. 1 to our Annual Report on Form 10-K in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Respectfully submitted by the Compensation Committee,

David Rea (Chair)

Ray Berry

Brett Berry

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Compensation Tables and Narrative Disclosures

The following tables, narratives and footnotes describe the total compensation and benefits for the named executive officers for 2010 and January 2011 (the “Transition Period or “2011T”).

Summary Compensation Table for the Transition Period, 2010 and 2009

Name	Position	Year	Salary($)	Bonus($)(1)	Option Awards($)(2)	Non-Equity Incentive Plan Compensation($)(3)	All Other Compensation($)(4)	Total($)

Craig Carlock	President and Chief Executive Officer	2011T 2010 2009	31,090 402,388 334,904	275,000 306,909	625,000 818,138		1,255 16,679 15,067	32,345 1,319,067 1,475,018

Lisa Klinger	Executive Vice President and Chief Financial Officer	2011T 2010 2009	27,051 351,686 258,923	175,000 215,500	425,000 1,760,546		1,047 15,571 95,105	28,098 967,257 2,330,074

Sean Crane	Senior Vice President—Store Operations	2011T 2010 2009	21,764 281,675 242,105	150,000 914,728	425,000 490,883		1,128 26,263 23,181	22,892 882,938 1,670,897

Randy Kelley	Senior Vice President—Real Estate and Development	2011T 2010 2009	16,635 216,082 200,115	110,000 123,364	425,000 327,255	14,223	1,066 16,838 16,384	17,701 767,920 681,341

Marc Jones	Senior Vice President— Merchandising	2011T 2010	17,821 231,225	110,000	425,000	310,240	632 17,684	18,453 1,094,149
	and Marketing	2009	209,500	75,000	880,273		15,827	1,180,600

(1)	Bonus compensation for the year-ended December 31, 2010 for Mr. Carlock, Ms. Klinger and Messrs. Crane, Kelley and Jones consists of bonuses that were awarded at the discretion of the compensation committee in the amount of $275,000, $175,000, $150,000, $110,000 and $110,000, respectively. These discretionary bonuses awarded by the compensation committee were offset by certain discretionary quarterly performance bonuses paid to Mr. Carlock, Ms. Klinger and Messrs. Crane, Kelley and Jones before completion of the company’s initial public offering in the amount of $135,551, $108,441, $81,331, $54,221 and $54,221, respectively.

Bonus compensation for the year-ended December 31, 2009 for Messrs. Carlock, Crane and Kelley includes the amount of certain discretionary quarterly performance bonuses. For the year-ended December 31, 2009, Mr. Carlock received $306,909 in such bonuses; Mr. Crane received $184,545 in such bonuses; and Mr. Kelley received $123,364 in such bonuses. Mr. Crane’s bonus amount for 2009 also includes an additional $730,183 discretionary payment. The value in this column for Ms. Klinger for 2009 consists of (i) her annual bonus, $50,000 of which was a guaranteed minimum bonus, and $65,500 of which was payable at the discretion of the board of directors, and (ii) her $100,000 signing bonus. The value in this column for Mr. Jones for 2009 consists of his annual bonus, the entire amount of which was payable at the discretion of the board of directors.

(2)	Amounts disclosed in this column represent the grant-date fair market value of the options granted to the named executive officers by the company in 2010 in connection with the company’s initial public offering and in 2009 by our Chairman, Mr. Ray Berry (the “2009 Options”), computed in accordance with FASB ASC Topic 718, determined using the Black-Scholes option-pricing model. For 2010, the options granted to the named executive officer in connection with the initial public offering were valued based on a volatility of 48.90%, an estimated life of 5.2 years, a risk-free rate of return of 1.30% and a stock value of $22.00 per share. 2009 Options granted to the executives other than Ms. Klinger and Mr. Jones were valued based on a volatility of 40%, an estimated life of 10 years, a risk-free rate of return of 4.09% and a stock value of $3.40 per share (which gives effect to the 1,360 for 1 stock split). 2009 Options granted to Ms. Klinger and Mr. Jones were valued based on a volatility of 40%, an estimated life of 9.58 years, a risk-free rate of return of 4.08% and a stock value of $6.55 per share (which gives effect to the 1,360 for 1 stock split).
(3)	This column consists of the value of Mr. Kelley’s Shadow Equity Bonus awards (“SEBs”) that were fully earned as of December 31, 2009 and Mr. Jones’s SEBs that were fully earned as of December 31, 2010.
(4)	All Other Compensation for each officer includes reimbursements and costs paid directly by us for personal use of corporate vehicles, including the related taxes, maintenance, insurance and gas, retirement benefit matching contributions and deductibles and out-of-pocket expenses for medical insurance. In addition, amounts reported in this column reflect company contributions in 2010 and the Transition Period to each named executive officer other than Mr. Crane under the Deferred Compensation Plan in the following amounts: Mr. Carlock: $97 for the Transition Period and $2,090 for 2010; Ms Klinger: $203 for the Transition Period and $5,066 for 2010; Mr. Kelley: $125 for the Transition Period and $4,357 for 2010; and Mr. Jones: $267 for the Transition Period and $5,007 for 2010.

Grants of Plan-Based Awards Table for 2010 and the Transition Period

During 2010, the named executive officers received one type of plan-based award, stock options granted in connection with the company’s initial public offering, as shown in the table below. No plan-based awards were made in the Transition Period.

Name	Grant Date (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ Share) (2)	Closing Market Price on the Grant Date ($/Share)) (3)	Grant Date Fair Value of Stock and Option Awards ($)

Craig Carlock	11/04/2010	64,234	22.00	N/A	625,000

Lisa Klinger	11/04/2010	43,679	22.00	N/A	425,000

Sean Crane	11/04/2010	43,679	22.00	N/A	425,000

Randy Kelley	11/04/2010	43,679	22.00	N/A	425,000

Marc Jones	11/04/2010	43,679	22.00	N/A	425,000

(1)	Options were granted on November 4, 2010 in connection with the company’s initial public offering. The grants were conditioned on the consummation of the initial public offering, which was consummated on November 10, 2010.
(2)	The exercise price of the stock options equals the initial public offering price per share of our common stock.
(3)	The stock options were granted on November 4, 2010 in connection with our initial public offering. Our stock began trading on The Nasdaq Global Select Market on November 5, 2010. Accordingly, there is no closing market price on the grant date. The company’s management believes that the initial public offering price per share of our common stock, which was set on November 4, 2010, represents a fair estimation of the fair market value of our common stock on the grant date.

Narrative to the Summary Compensation and Grants of Plan-Based Awards Tables

The following describes material features of the compensation disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards Table.

Bonus Awards

The Summary Compensation Table shows amounts granted to the named executive officers in the form of discretionary bonus awards. See “—How was annual bonus compensation determined?”.

Shadow Equity Bonus Awards

The Summary Compensation Table shows amounts received upon vesting of SEB awards. SEBs generally vest five years after the grant date, and pay a cash amount equal to the cash base amount of the relevant SEB (such amount being equal to the forgone immediate cash payment) increased by the percentage increase in average adjusted EBITDA for the three years preceding vesting from average adjusted EBITDA for the three years preceding the grant of the award; however, the payout can never be less than the cash base amount of the relevant SEB. The board of directors believed that this adjusted EBITDA comparison was an appropriate performance metric because it rewards sustained earnings growth and encourages the named executive officers to focus on our long-term success. In addition, because, prior to the initial public offering, stockholder dividends were historically paid on the basis of adjusted EBITDA, this arrangement further aligned stockholder and employee incentives. The levels of SEB cash base amounts are based on the named executive officers’ job levels and responsibilities. No SEBs were granted to named executive officers during 2010, and the SEB program was replaced with the Omnibus Incentive Compensation Plan in connection with the company’s initial public offering. We expect that no further SEBs will be awarded in the future.

The “Non-Equity Incentive Plan Compensation Column” of the 2009 Summary Compensation Table reports amounts earned by Messrs. Jones and Kelley in respect of an SEB performance cycle completed during 2010 and 2009, respectively. The SEB awards were originally granted to Messrs. Jones and Kelley during 2006 and 2005, respectively, and the payment of these amounts during 2010 and 2009, respectively, did not require any action on the part of the company’s compensation committee or board of directors as the amounts payable thereunder were determined according to a performance-based formula set forth in the respective SEB award.

        In March 2011, in order to clarify the intent of our board of directors at the time the SEBs were granted, our board of directors amended the form of SEB agreement. First, the amended form of award agreement provides that the calculation of adjusted EBITDA will exclude closed store expenses from prior years and certain charges related to offerings, including the initial public offering, of the company’s equity by the company’s pre-initial public offering stockholders, which is consistent with our historical accounting treatment, and may be further adjusted by our board of directors or compensation committee in its discretion. Our board of directors believes that the named executive officers have little ability to affect charges related to offerings of the company’s equity and, accordingly, should not be penalized for them. Second, the amended form of award agreement provides that a “sale of the company”, which is a vesting event under the form of award agreement, includes a transaction as a result of which the Berry family holds less than 50% of the equity interests in the company.

At January 30, 2011, Ms. Klinger and Messrs. Jones and Kelley held unvested SEBs with aggregate grant date fair amounts of $100,000, $20,000 and $50,000, respectively, and a value, assuming vesting and based on the formula set forth in the SEB award as described above calculated as of January 30, 2011 of $160,828, $46,049 (not including the $310,240 for the SEB payable with respect to 2010 set forth in the Summary Compensation Table which had vested prior to January 30, 2011) and $115,122, respectively.

Stock Options

Stock options shown in the tables for 2010 were granted to the named executive officers by the company in connection with the company’s initial public offering. The stock options granted in connection with our initial public offering vest in equal 25% increments on each of the first, second, third and fourth anniversaries of their grant date, which was November 4, 2010. Stock options shown in the Summary Compensation Table for 2009 were granted to the named executive officers by Ray Berry, our principal stockholder at that time. The terms of the stock options granted by Mr. Ray Berry during 2009 were amended to permit the officers to sell shares in the initial public offering. See “—What types of long-term incentive compensation did the named executive officers receive prior to our initial public offering” and “—What types of long-term incentive compensation did the named executive officers receive in connection with out initial public offering?”.

Agreed Terms of Employment

In 2009, pursuant to the agreed terms of employment at the time of her hiring, Ms. Klinger was entitled to a base salary of $330,000 per year, a target bonus of 35% of base salary with a guaranteed minimum amount of $50,000, SEB awards of $100,000, a signing bonus of $100,000, participation in executive health insurance covering costs of up to $50,000 per year and a company car not to exceed a cost of $65,000.

Outstanding Equity Awards at the end of the Transition Period

The table below provides information on the named executive officers’ outstanding equity awards as of January 30, 2011 which consisted solely of stock options.

Name	Option Awards
	Option Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price ($/Share)	Option Expiration Date(1)
		Exercisable (#)	Unexercisable (#)

Craig Carlock	11/4/2010		64,234	22.00	11/4/2020

Lisa Klinger	11/4/2010		43,679	22.00	11/4/2020

Sean Crane	11/4/2010		43,679	22.00	11/4/2020

Randy Kelley	11/4/2010		43,679	22.00	11/4/2020

Marc Jones	11/4/2010		43,679	22.00	11/4/2020

(1)	Options vest at the rate of 25% of the shares underlying the stock option on each of the first through fourth anniversaries of the option grant date.

2010 Option Exercises

The table below provides certain information regarding stock options granted by our Chairman, Mr. Ray Berry, to each named executive officer in 2009 before the company completed its initial public offering. The stock options did not represent an annual or other grant of options by the company. The options immediately vested upon consummation of the initial public offering and expired if not exercised within sixty days of the consummation of the initial public offering. Upon the exercise of the stock options, the named executive officers were required to pay the exercise price of the options in cash as well as related taxes. This requirement, coupled with the options’ limited duration following consummation of the initial public offering, led the named executive officers to exercise the options in their entirety and sell a significant number of the shares underlying the option in order to pay the exercise price of the option to Mr. Ray Berry and to fully fund the estimated personal income taxes due and payable as a result of the exercise, except Mr. Jones who paid a portion of the estimated personal income taxes from funds other than proceeds from the sale of shares in the initial public offering.

See “—Compensation Programs and Practices in 2010 and the Transition Period—What types of long-term incentive compensation did the named executive officers receive prior to our initial public offering?” for a discussion of the exercise of the stock options, the proceeds from the sale of shares of common stock in the initial public offering, the payment of the exercise price and estimated personal income taxes due as a result of the vesting of the stock option in connection with the initial public offering and the net proceeds realized by the named executive officer after giving effect to the foregoing. None of the named executive officers exercised stock options during the Transition Period.

	Option Awards
Name	Number of Shares Acquired on	Value Realized on
	Exercise (#)	Exercise ($)(1)

Craig Carlock	599,888	8,236,462

Lisa Klinger	479,910	6,589,164

Sean Crane	359,932	4,941,866

Randy Kelley	239,955	3,294,582

Marc Jones	239,955	3,294,582

(1)	Amount equals the initial public offering price of $22.00 per share less the underwriting discount of $1.54 per share less the exercise price of $6.73 per share. For additional details regarding the amounts realized by the named executive officers, see “—What types of long-term incentive compensation did the named executive officers receive prior to our initial public offering?” above.

Nonqualified Deferred Compensation Table for 2010 and the Transition Period

The Deferred Compensation Plan permits the named executive officers to defer up to 80% of base salary and 100% of any annual bonus on a pre-tax basis. Deferred amounts may be invested notionally in a variety of funds. The company makes matching credits to the named executive officers’ individual accounts to compensate for company contributions that would have been made to the named executive officers’ individual 401(k) plan accounts had the named executive officers not participated in the Deferred Compensation Plan. The Deferred Compensation Plan also permits the company to make additional, discretionary contributions.

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

Name	Year	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)

Craig Carlock	2011T 2010	2,413 63,888	97 2,090	1,469 7,670	— —	77,627 73,648
Lisa Klinger	2011T 2010	2,299 34,427	203 5,066	495 3,721	— —	46,211 43,214
Sean Crane	2011T 2010	— —	— —	— —	— —	— —
Randy Kelley	2011T 2010	499 11,632	125 4,357	240 1,925	— —	18,778 17,914
Marc Jones	2011T 2010	5,346 49,261	267 5,007	963 7,287	— —	68,131 61,555

(1)	Amounts reported in this column for each named executive officer with respect to 2010 and the Transition Period were also reported in the Summary Compensation Table.
(2)	Amounts reported in this column for each named executive officer with respect to 2010 and the Transition Period were also reported as “All Other Compensation” for the respective period in the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control for 2010 and the Transition Period

In October 2010, we adopted a severance plan that provides for payments and other benefits in the event of certain terminations of employment (as described below) and enhanced benefits if such terminations of employment occur in connection with a change in control of the company. The purpose of this plan is to retain the named executive officers and other critical employees and to encourage them to remain with us and work to increase stockholder value, particularly in situations that pose professional uncertainty, such as a change in control.

The severance plan provides that, in the event that a named executive officer’s employment is terminated by us without “cause” or by the named executive officer for “good reason”, then the named executive officer will be entitled to the following compensation and benefits: (1) severance pay in an amount equal to the product of the named executive officer’s annual base salary and a severance multiple of two for Mr. Carlock and 1.5 for Ms. Klinger and Messrs. Crane, Jones and Kelley; (2) a prorated annual bonus; and (3) continued medical and welfare benefits for the named executive officer and his or her spouse and dependents for a number of years equal to the severance multiple.

The severance plan provides that, in the event that a named executive officer’s employment is terminated by us without “cause” or by the named executive officer for “good reason”, within six months prior to a change in control of the company (provided that the named executive officer demonstrates that the termination was related to the change in control) or within two years following a change in control of the company, in addition to the compensation and benefits described above, the named executive officer will also be entitled to (1) additional severance pay in an amount equal to the product of the named executive officer’s target annual bonus (or, if the named executive officer does not have a target at the time of termination, average bonus for the previous three years, or portion thereof) and the severance multiple and (2) full vesting of all equity-based awards held by the named executive officer on the date of termination.

For purposes of the severance plan, the company may terminate a named executive officer for “cause” if the named executive officer (1) willfully fails to perform his or her duties; (2) engages in either gross misconduct that harms the company or illegal conduct; (3) willfully and materially breaches any agreement with the company; (4) willfully violates any material provision of the company’s code of business conduct and ethics; or (5) willfully fails to cooperate with an investigation by any governmental authority. For purposes of the severance plan, a named executive officer may terminate such named executive officer’s employment for “good reason” if the company (A) fails to pay compensation when due; (B) delivers notice of its intent to terminate the named executive officer’s employment for any reason other than for “cause” or disability; or (C) reduces the named executive officer’s annual base salary, other than a reduction by no more than 10% within any two-year period that similarly affects substantially all executive officers of the company, and other than any such reduction that results from a demotion of the named executive officer to a position that the named executive officer occupied within the 18 months immediately prior to such demotion. In addition, in the event of a change in control of the company, a named executive officer may also terminate such named executive officer’s employment for “good reason” if the company (D) moves the named executive officer’s principal place of employment by more than 50 miles; (E) reduces the named executive officer’s target annual bonus or target long-term incentive opportunity, other than a reduction by no more than 10% within any two-year period that similarly affects substantially all executive officers of the company; (F) materially reduces the named executive officer’s retirement or welfare benefits, other than a reduction that similarly affects substantially all executive officers of the company; (G) makes a material adverse change to the named executive officer’s positions, duties, responsibilities or reporting relationships; or (H) removes the named executive officer from or fails to reelect the named executive officer to any offices he or she held immediately before the change in control.

In order to be eligible for the benefits provided by the severance plan, the named executive officers signed employment agreements. The employment agreements do not provide the named executive officers with any compensation, benefits or other rights except as set forth in the severance plan described above and each of the named executive officers remains an employee “at will.” The employment agreements bind the named executive officers during the term of their employment, and, in certain cases, for a period of time thereafter, to restrictive covenants relating to noncompetition, nonsolicitation, nondisclosure of confidential information and nondisparagement. Following termination of employment the nonsolicitation covenant will expire after two years with respect to Mr. Carlock and after 1.5 years with respect to Ms. Klinger and Messrs. Crane, Jones and Kelley. Following termination of employment other than in connection with a change in control, the noncompetition covenant will be of the same duration as the nonsolicitation covenant. In the case of a termination of employment by the company for “cause” or by the named executive officer without “good reason” (each as defined in the severance plan), in each case, within six months prior to or two years following a change in control, the noncompetition covenant will expire one year following the change in control with respect to Mr. Carlock and nine months following the change in control with respect to Ms. Klinger and Messrs. Crane, Jones and Kelley (except that the noncompetition covenant will never expire prior to the termination of employment). The noncompetition covenant will expire immediately following termination of employment if the named executive officer’s employment is terminated by the company without “cause” or by the named executive officer for “good reason” within six months prior to or two years following a change in control. The covenant against disclosure of confidential information and the nondisparagement covenant do not expire.

Under the severance plan, any of the following events would generally constitute a “change in control”:

•	during any period of 24 consecutive months, a change in the composition of a majority of our board of directors that is not supported by a majority of the incumbent board of directors;

•

the consummation of a merger, reorganization or consolidation or sale or other disposition of all or substantially all of our assets (other than by certain persons and entities related to the Berry family), subject to certain exceptions for transactions that would not constitute a change in control;

•	the approval by our stockholders of a plan of complete liquidation or dissolution; or

•

an acquisition by any individual, entity or group of beneficial ownership of a percentage of the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors that is equal to or greater than the greater of (a) 20% and (b) the percentage of the combined voting power of the outstanding voting securities owned by certain specified stockholders, with exceptions for certain acquisitions.

In the event that any payments made in connection with a change in control or termination would be subjected to the excise tax impose by Section 4999 of the Internal Revenue Code, the payments to the named executive officers would be reduced to the maximum amount that can be paid under the Code without the imposition of an excise tax under Section 4999 of the Internal Revenue Code, but only if such reduction provides a higher benefit on an after-tax basis to the named executive officers. We do not provide any “gross-up” payments to the named executive officers in connection with a change of control under any circumstances.

In addition to being eligible for benefits under the severance plan, each named executive officer holding unvested SEBs is also entitled to acceleration of such awards in certain circumstances. A named executive officer’s unvested SEBs accelerate upon the termination of his or her employment due to death or disability and upon a sale of the company. A “sale of the company” generally means the acquisition of all or substantially all of the assets of the company or a transaction as a result of which the Berry family holds less than 50% of the equity interests in the Company. The Company does not intend to grant any SEBs in the future and Ms. Klinger and Messrs. Kelley and Jones are the only named executive officers who currently hold outstanding SEBs. At January 30, 2011 and based upon the formula set forth in the SEB award agreement, in the event of such named executive officer’s termination due to death or disability or a sale of the company, they would be entitled to cash payments with respect to their SEBs in the following amounts: Ms. Klinger: $160,828; Mr. Kelley: $115,122; and Mr. Jones: $46,049, which amounts are calculated based upon performance through December 31, 2010.

Under the severance plan and SEBs each named executive officer would be entitled to receive the following estimated payments and benefits. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officers, which would only be known at the time that they become eligible for payment and would only be payable if a change in control or termination, as applicable, were to occur. The tables reflect the amount that could be payable under the severance plan and SEBs, assuming that the termination of employment, as applicable, or change in control and, if applicable, termination of the named executive officer’s employment, occurred at January 30, 2011.

Termination of Employment Without Cause or Good Reason Other Than

in Connection with a Change in Control

Name	Severance Amount ($)(1)	Value of Benefits ($)(2)	Total ($)

Craig Carlock	1,083,334	66,725	1,150,059

Lisa Klinger	702,501	44,716	747,217

Sean Crane	574,400	55,356	629,756

Randy Kelley	434,375	45,066	479,441

Marc Jones	457,501	44,084	501,585

(1)	The severance amounts represent the maximum amounts payable under the severance plan. The severance plan provides that severance payments may be reduced to avoid the application of taxes imposed under the Internal Revenue Code, and therefore the named executive officers may elect to receive an amount less than the amount reflected in this table.
(2)	Benefits include medical and welfare benefits, including medical, dental and long-term disability, for the named executive officer and, if applicable, his or her spouse and dependents.

Termination of Employment Without Cause or Good Reason

in Connection with Change in Control

Name	Severance Amount ($)(1)	Value of Benefits ($)(2)	Early Vesting of Stock Options ($)(3)	Acceleration of SEBs ($)(4)	Total ($)
Craig Carlock	1,388,607	66,725	917,904		2,373,239

Lisa Klinger	875,751	44,716	624,173	160,828	1,705,468
Sean Crane	716,672	55,356	624,173		1,396,201
Randy Kelley	518,557	45,066	624,173	115,122	1,302,918
Marc Jones	518,001	44,084	624,173	46,049	1,232,307

(1)	The severance amounts represent the maximum amounts payable under the severance plan for a termination in connection with a change in control. The severance plan provides that severance payments may be reduced to avoid the application of taxes imposed under the Internal Revenue Code, and therefore the named executive officers may elect to receive an amount less than the amount reflected in this table.
(2)	Benefits include medical and welfare benefits, including medical, dental and long-term disability, for the named executive officer and, if applicable, his or her spouse and dependents.
(3)	Based on a per share price of $36.29, which was the closing price per share of our common stock on the last business day of the Transition Period (January 28, 2011). The value of the early vesting of stock options is calculated using the difference between the $36.29 per share price and the option exercise price per share. For a detailed listing of the exercise prices of these options, please see the 2010 Value of Outstanding Equity Awards at Year-End Table above.
(4)	The value of the SEB acceleration as of January 30, 2011, the last day of the Transition Period, is equal to the cash base amount of the relevant SEB increased by the percentage increase in average adjusted EBITDA for the three years preceding the end of the last full year fiscal year (December 31, 2010) from average adjusted EBITDA for the three years preceding the end of the last full year fiscal year preceding the grant of the awards; however, the payout will never be less than the cash base amount of the relevant Shadow Equity Bonus award.

Director Compensation

Our directors from January 2010 until our initial public offering in November 2010 were Ray Berry, Brett Berry and Michael Barry. All such directors were also employees of the company during 2010 or a portion thereof and Ray Berry was an employee during January 2011 (the “Transition Period”) and received compensation as employees in an amount that would not cause any to be a named executive officer and did not receive any compensation for their services as directors in addition to their executive compensation. David Rea and Jeffrey Naylor became directors upon consummation of our initial public offering.

Only directors who are considered independent directors under the rules of The NASDAQ Stock Market receive compensation from us for their service on our board of directors. Accordingly, Ray Berry, Brett Berry and Michael Barry do not receive compensation from us for their service on our board of directors. Our independent directors each receive:

•	an annual retainer of $40,000 in cash;

•	an additional annual retainer of $15,000 in cash to the chairs of the audit committee and the compensation committee; and

•	$1,000 in cash for in-person attendance at meetings and $500 in cash for telephonic attendance at meetings, for each board or committee meeting in excess of six board or committee meetings per year.

In lieu of these annual board and committee chair cash retainers, directors are able to elect to receive deferred stock units (“DSUs”). In the event a director elects to receive DSUs, they will be distributed in shares of our common stock, with the timing of distribution to be based on director elections in accordance with Internal Revenue Code Section 409A. In addition, our independent directors receive an annual equity grant of restricted shares of our common stock in an amount approximately equal to $60,000. The restricted shares will be granted at (1) the time of each annual meeting of stockholders, for continuing directors and (2) the time of appointment, for directors appointed to the board of directors following the annual meeting of stockholders. The restricted shares will vest at the earlier of one year from the date of grant and the next annual meeting of stockholders. The holders of the restricted shares will be entitled to the rights of a stockholder in respect of such restricted shares, including the right to vote and receive dividends.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2010. The non-employee directors did not receive any compensation during the Transition Period.

Director Compensation Table for the 2010 Fiscal Year

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)

David Rea	55,000	59,994	114,994

Jeffrey Naylor	55,000	59,994	114,994

(1)	These amounts represent the payment of the annual retainer fee of $40,000 for service on the Board of Directors plus the payment of the additional annual retainer fee of $15,000 for service as Chairman of the Compensation Committee (Mr. Rea) and Chairman of the Audit Committee (Mr. Naylor).
(2)	These amounts represent the grant date fair value of a grant of 2,727 shares of restricted stock in connection with our initial public offering. The grant date fair value of each share of restricted stock equaled the initial public offering price of $22.00 per share.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information (in thousands, except option price) as of December 31, 2010 and as of January 30, 2011 (the end of the Transition Period), with respect to the securities authorized for issuance to our employees and directors under our 2010 Omnibus Incentive Compensation Plan. Our 2010 Omnibus Incentive Compensation Plan was approved by our stockholders prior to completing our initial public offering. In addition, our stockholders also approved our Employee Stock Purchase Plan prior to completing our initial public offering, although no securities were issued or issuable under the Employee Stock Purchase Plan as of December 31, 2010 or January 30, 2011.

We do not have any equity compensation plans under which equity awards may be made that were not approved by our stockholders.

Equity Compensation Plan Information

Equity Compensation Plan Information Table

(In thousands, except column B)

Plan category	Date	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights		(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)(2)	12/31/2010 1/30/2011	727 725	$ $	22.00 22.00	2,773 2,775
Equity compensation plans not approved by security holders	12/31/2010 1/30/2011	— —		—	— —

Total	12/31/2010 1/30/2011	727 725	$ $	22.00 22.00	2,773 2,775

(1)	Includes securities issuable upon exercise of outstanding options and upon lapse of restrictions under restricted stock units and restricted stock awards that were issued pursuant to the Company’s 2010 Omnibus Incentive Compensation Plan. In connection with our initial public offering, we granted options to purchase approximately 608,000 shares of common stock at an exercise price of $22.00 per share and we awarded a total of 122,000 restricted stock units and restricted stock awards. As of December 31, 2010 and January 30, 2011, (i) an aggregate of 606,000 and 605,000 options remained outstanding as of such date, respectively; and (ii) an aggregate of 121,000 and 120,000 restricted stock units and restricted stock awards remained outstanding as of such date, respectively. The weighted-average exercise price does not take into account restricted stock units and restricted stock awards, which do not have exercise prices.
(2)	Column (C) excludes the 1,000,000 shares of our common stock that are authorized for issuance under our Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 18, 2011 regarding the beneficial ownership of our common stock by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if they have or share the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or have the right to acquire such powers within 60 days.

The following table also sets forth shares underlying options to purchase common stock that are held by our executive officers, all of which were granted upon the consummation of our initial public offering.

The address of each person named in the table below, unless otherwise indicated, is c/o The Fresh Market, Inc., 628 Green Valley Road, Suite 500, Greensboro, North Carolina 27408.

	Shares of Common Stock Beneficially Owned		Shares of Common Stock Underlying Options or Unvested Awards(1) Number
Beneficial Owner	Number	%
5% Stockholders:
Fidelity Investments(2)	4,489,695	9.0%	—
Winston Berry(3)	2,764,514	5.76%	—

Directors and Officers:
Ray Berry(4)	7,969,675	16.61%	—
Brett Berry(5)	7,770,861	16.19%	—
Michael Barry(6)	11,829,284	24.65%	—
David Rea	—	*	2,727
Jeffrey Naylor	—	*	2,727
Craig Carlock	191,821	*	64,234
Lisa Klinger	153,484	*	43,679
Sean Crane	115,091	*	43,679
Randy Kelley	76,729	*	43,679
Marc Jones	111,570	*	43,679
Executive Officers and directors as a group (11 persons)	28,218,515	58.80%	288,083

*	Represents less than 1%.
(1)

The amounts in this column with respect to Messrs. Carlock, Crane, Kelley and Jones and Ms. Klinger include shares of common stock underlying options that were granted upon the consummation of our initial public offering. Under the rules and regulations of the SEC the shares of common stock underlying such options are not beneficially owned by the holder of the option because the holder will not have the right to exercise the option and thereby acquire the power to vote or direct the voting of the underlying shares, or to dispose or direct the disposition thereof, within 60 days. The amounts in this column with respect to Messrs. Rea and Naylor include restricted stock awards the restrictions of which remain in effect and do not lapse within 60 days.

(2)	This information is based upon a Schedule 13G filed with the SEC on February 11, 2011 by Fidelity Management & Research Company (“Fidelity Investments”), a wholly owned subsidiary of FMR L.L.C. The address of Fidelity Investments is 82 Devonshire Street, Boston, Massachusetts 02109.
(3)	Consists of 1,382,257 shares held of record by the Tuttle Trust, as to which she is co-trustee along with J.P. Morgan Trust Company of Delaware and as to which she has voting and investment power as special holdings adviser and 1,382,257 shares of record held by the Millard Trust, as to which she is co-trustee along with J.P. Morgan Trust Company of Delaware and as to which she has voting and investment power as special holdings adviser.
(4)	Consists of 7,969,675 shares held of record by the Paiko Trust, as to which he is trustee and has sole voting and investment power.
(5)	Consists of 2,415,585 shares held of record by the Gibson Trust, as to which he is trustee and has sole voting and investment power, 1,096,824 shares held of record by the Jenner Trust, as to which he has voting and investment power as special holdings adviser and 4,258,452 shares held of record by the Floyd Trust, as to which he has voting and investment power as special holdings adviser. Excludes (i) 2,785,008 shares held of record by the Rossler Trust, as to which he is co-trustee along with Ms. Barry and J.P. Morgan Trust Company of Delaware, but does not have voting or investment power and disclaims beneficial ownership, (ii) 1,382,257 shares held of record by the Tuttle Trust, as to which he is an investment adviser but does not have voting or investment power with respect to the Company’s stock and disclaims beneficial ownership and (iii) 1,382,257 shares held of record by the Millard Trust, as to which he is an investment adviser but does not have voting or investment power with respect to the Company’s stock and disclaims beneficial ownership.
(6)	Consists of 1,093,279 shares held of record by the Unger Trust, as to which he has voting and investment power as special holdings adviser, 4,242,379 shares held of record by the Keigan Trust, as to which he has voting and investment power as special holdings adviser, 2,785,008 shares held of record by the Rossler Trust, as to which he has voting and investment power as special holdings adviser, 1,236,206 shares held of record by the Lerra Trust, as to which he has voting and investment power as special holdings adviser and is co-trustee, 1,236,206 shares held of record by the Farra Trust, as to which he has voting and investment power as special holdings adviser and is co-trustee, and 1,236,206 shares held of record by the Caito Trust, as to which he has voting and investment power as special holdings adviser and is co-trustee.

Item 13.	Certain Relationships and Related Transactions.

Certain Relationships and Related Party Transactions

Relationship with the Berry family

Approximately 67% of our outstanding shares of common stock is owned by the Berry family. The Berry family is not subject to any contractual obligation to retain its controlling interest in us, except that the Berry family has agreed, in connection with our initial public offering and subject to exceptions, not to sell or otherwise dispose of any of our shares of common stock prior to May 4, 2011 without the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC.

Revolving Loans

On March 11, 2004, we, as lender, entered into a $2.0 million revolving loan facility with Ray Berry, Beverly Berry, Brett Berry and Amy Barry, as borrowers. Borrowings accrued interest at a rate determined by us, provided that such rate was not less than the Applicable Federal Rate of Interest as promulgated by the Internal Revenue Service from time to time (“AFR”) nor more than 100 basis points above the AFR. Principal and interest was payable on demand. At and after December 31, 2009 and December 31, 2010, there were no advances outstanding under this facility. The largest amount of principal outstanding under this facility since December 31, 2008 was $600,000, which was repaid along with $1,600 of interest in 2009.

Also on March 11, 2004, we, as borrower, entered into a $2.5 million subordinated revolving loan facility with Ray Berry, Beverly Berry, Brett Berry and Amy Barry, as lenders. Borrowings accrued interest at a rate determined by the lenders, provided that such rate was not to be less than the AFR nor more than 100 basis points above the AFR. Principal and interest were payable on demand. At December 31, 2008, 2009 and 2010, there were no advances outstanding under this facility. Since December 31, 2008, we have not borrowed any amounts under this facility.

These revolving loan facilities were terminated on April 30, 2010.

Registration Rights

In connection with our initial public offering, we entered into a registration rights agreement with the Berry family pursuant to which we granted them registration rights with respect to our common stock owned by them. These rights include demand registration rights, shelf registration rights and “piggyback” registration rights, as well as customary indemnification. All fees, costs and expenses related to registrations will be borne by us, other than stock transfer taxes and underwriting discounts or commissions.

•

Demand registration rights. The registration rights agreement grants the Berry family demand registration rights. We will be required, upon the written request of any two or more of Ray Berry, Brett Berry and Amy Barry, to use our reasonable best efforts to effect registration of shares requested to be registered by the Berry family as soon as practicable after receipt of the request. We are not required to effect any such demand registration within 180 days after the effective date of a previous demand registration. We are not required to effect a demand registration on Form S-1 after we have effected three such demand registrations. We are not required to comply with any registration demand unless the anticipated aggregate offering amount equals or exceeds $75.0 million.

•

Shelf registration rights. The registration rights agreement grants the Berry family shelf registration rights. Under the terms of the registration rights agreement, any two or more of Ray Berry, Brett

Berry and Amy Barry may demand that we file a shelf registration statement with respect to those shares requested to be registered by the Berry family. Upon such demand, we are required to use our reasonable best efforts to effect such registration.

•

“Piggyback” registration rights. The registration rights agreement grants the Berry family “piggyback” registration rights. If we register any of our securities either for our own account or for the account of other security holders, the holders of these shares are entitled to include their shares in the registration.

Tax Indemnification Agreements

In connection with our initial public offering, we entered into tax indemnification agreements with our stockholders prior to the offering. Pursuant to these agreements, we agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of our taxable income, in each case for any period during which we were an S-corporation, we will make a payment to each stockholder on a pro rata basis in an amount sufficient so that the stockholder with the highest incremental estimated tax liability (calculated as if the stockholder would be taxable on its allocable share of our taxable income at the highest applicable federal, state and local tax rates and taking into account all amounts we previously distributed in respect of taxes for the relevant period) receives a payment equal to its incremental tax liability. We also agreed to indemnify the stockholders for any interest, penalties, losses, costs or expenses (including reasonable attorneys’ fees) arising out of any claim under the agreements.

Procedures for Related Party Transactions

Our board of directors has adopted a written code of ethics for our company, which is available on our corporate website at www.thefreshmarket.com. The code of ethics was not in effect when we entered into certain of the related party transactions discussed above. Under our code of business conduct and ethics, our employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for us. In addition, they must report any potential conflict of interest, including related party transactions, to their managers or our corporate counsel who then reviews and summarizes the proposed transaction for our audit committee. Pursuant to its charter, our audit committee is required to then approve or reject any related-party transactions, including those transactions involving our directors. In approving or rejecting such proposed transactions, the audit committee is required to consider the relevant facts and circumstances available and deemed relevant by the audit committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence. Our audit committee approves only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Ernst & Young

The following table shows the aggregate fees for professional services rendered by Ernst & Young to the Company during the one month transition period ended January 30, 2011 (“2011T”) and during the fiscal years ended December 31, 2010 and December 31, 2009.

	2011T	2010	2009
Audit Fees	$106,641	$921,758	$126,609
Audit-Related Fees	$—	$156,227	$—
Tax Fees	$—	$—	$—
All Other Fees	$—	$—	$—

Total	$106,641	$1,077,985	$126,609

Audit Fees

Audit Fees for both years consist of fees for professional services associated with the annual consolidated financial statements audit and accounting consultations. Audit Fees for 2010 also include services in connection with regulatory filings, including filings associated with the Company’s initial public offering.

Audit-Related Fees

Audit Related Fees for 2010, consist of (i) $129,227 in fees for professional services rendered for assistance with assessing the impact of current and proposed accounting standards, rules or interpretations, all of which services were performed prior to our initial public offering and were not subject to any pre-approval requirements; and (ii) $27,000 in fees for due diligence services in connection with performing agreed-upon procedures with respect to a commercial relationship.

Tax Fees

There were no tax fees for the periods in question.

All Other Fees

There were no other fees for the periods in question.

Pre-Approval Policies

The Audit Committee of the Board of Directors has implemented procedures under the Company’s Audit Committee Pre-Approval Policy for Audit and Non-Audit Services (the “Pre-Approval Policy”) to ensure that all audit and permitted non-audit services to be provided to the Company have been pre-approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of the Company’s independent registered public accounting firm for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before the service may be provided by the Company’s independent registered public accounting firm. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the Audit Committee. The audit-related, tax and all other services, if any, provided by Ernst & Young to the Company in 2010 following its initial public offering were approved by the Audit Committee by means of specific pre-approvals. All non-audit services provided in 2010 following the Company’s initial public offering were reviewed with the Audit Committee, which concluded that the provision of such services by Ernst & Young was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

The financial statements of The Fresh Market, Inc. previously filed with The Fresh Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

(a)(2)	Financial Statement Schedules: No schedules required.

(a)(3)	Exhibits are incorporated herein by reference, were filed previously with our Annual Report on Form 10-K or are filed with this Amendment No. 1 as indicated below.

(b)	Exhibits

Exhibit Number	Description

3.1*	Certificate of Incorporation of The Fresh Market, Inc.

3.2*	Bylaws of The Fresh Market, Inc.

4.1**	Specimen Common Stock Certificate.

4.2*	Registration Rights Agreement.

10.1+**	Supply and Service Agreement, dated as of January 26, 2007, by and between The Fresh Market, Inc. and Burris Logistics.

10.2**	Credit Agreement, dated as of February 27, 2007, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, BB&T Corporation, as syndication agent, BMO Capital Markets, as documentation agent, and the other lenders party thereto.

10.3**	First Amendment to Credit Agreement, dated as of October 23, 2007, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the required lenders.

10.4**	Second Amendment to Credit Agreement, dated as of June 22, 2010, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the required lenders.

10.5*	Tax Indemnification Agreement.

10.6**	Form of Amended and Restated Shadow Equity Bonus Agreement.

10.7*	Form of Second Amended and Restated Shadow Equity Bonus Agreement.

10.8**	Terms of Employment of Lisa Klinger.

10.9**	The Fresh Market Deferred Compensation Plan Amended and Restated Effective March 1, 2010.

10.10*	The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan.

10.11*	The Fresh Market, Inc. Employee Stock Purchase Plan.

10.12**	The Fresh Market, Inc. Severance Plan.

10.13**	Form of Employment Agreement.

10.14**	Form of Option Award Agreement.

10.15**	Form of Restricted Stock Award Agreement.

10.16**	Form of Restricted Stock Unit Award Agreement for Employees.

10.17**	Form of Restricted Stock Award Agreement for Directors.

10.18**	Form of Deferred Stock Unit Award Agreement for Directors.

10.19**	Offer Letter, dated as of August 26, 2010, between The Fresh Market, Inc. and Scott Duggan.

10.20**	Form of Director Indemnification Agreement.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Grant Thornton LLP.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1*	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2*	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

*	Previously filed with The Fresh Market, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.
**	Incorporated by reference to the registrant’s Registration Statement on Form S-1 (Registration No. 333-166473) filed with the Securities and Exchange Commission (“SEC”).
+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FRESH MARKET, INC.

By:	/s/ Lisa Klinger
Lisa K. Klinger
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 2011.

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