Form 10-Q
period 2011-05-01
Fresh Market, Inc.
filed 2011-06-08
CIK 1489979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-34940

THE FRESH MARKET, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1311233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

628 Green Valley Road, Suite 500

Greensboro, North Carolina 27408

(Address of principal executive offices)

(336) 272-1338

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 1, 2011 was 47,991,045 shares.

The Fresh Market, Inc.

Form 10-Q

Introductory Note:

The Fresh Market, Inc., a Delaware corporation, is referred to herein as “the company,” “we,” “us,” “our,” and words of similar import.

Change in Fiscal Year-End

On January 26, 2011 our Board of Directors approved a change in our fiscal year-end from a calendar year-end of December 31 to a fiscal year-end ending on the last Sunday of January commencing with fiscal 2011. In connection with the change of our fiscal year-end, we had a 30-day transition period from January 1, 2011 to January 30, 2011.

We changed our fiscal year-end in order to offer more comparable quarterly and annual data to our investors. As a specialty retailer focused on foods, our operations are more active during the periods surrounding holidays and can be subject to seasonal differences in the event that holiday periods fall within a particular fiscal period one year and a different fiscal period in a subsequent year. By changing our fiscal year-end, revenues, including the use of gift cards given as holiday gifts, in the months of December and January will now appear in the same fiscal quarter and fiscal year resulting in greater comparability of our period to period financial results regardless of whether significant shopping occurs at the end of December or the beginning of January. In addition, the Easter holiday and the time periods surrounding Easter, are significant shopping periods for us and the change in our fiscal year-end means that these periods will always be in our first fiscal quarter rather than occurring variously from one year to the next in the first quarter or the second quarter. We believe that this change in fiscal year-end will provide investors with a more comparable quarterly and annual picture of our Company’s operations.

Availability of Transition Period Financial Statements

We previously included audited financial statements for the one month transition period ended January 30, 2011 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2011 and, as a result, have included only the balance sheet for the one month transition period ended January 30, 2011 in this Quarterly Report on Form 10-Q.

Recasting of Prior Periods

As a result of the change in our fiscal year-end, our fiscal quarters, each of which now consists of three periods of four, four and five weeks, will also end on different dates from prior periods. Accordingly, we have recast our prior year’s first fiscal quarter from the quarter ended March 28, 2010 to the thirteen week period ended May 2, 2010 in this quarterly report on Form 10-Q so that the prior period quarterly information is comparable to the quarterly information for fiscal 2011.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements in addition to historical information. The forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These “forward looking statements” may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

Our forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Actual results may differ materially from these expectations due to unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; our ability to anticipate and/or react to changes in customer demand; changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth and the availability of acceptable real estate locations for new store openings; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, those involved in the construction of our new store locations and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy and fuel cost increases; inflation of the cost of goods purchased by us and the cost of products sold by us; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings; tax matters and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission (the “SEC”), on our website, or otherwise.

Part 1

Item 1. Financial Information

The Fresh Market, Inc.

Balance Sheets (unaudited)

(In thousands, except share amounts)

	May 1, 2011	January 30, 2011
Assets
Current assets:
Cash and cash equivalents	$9,671	$7,867
Accounts receivable, net	1,818	1,296
Inventories	29,459	31,141
Prepaid expenses and other current assets	5,231	5,306
Deferred income taxes	4,648	6,109

Total current assets	50,827	51,719
Property and equipment:
Land	1,685	1,685
Store fixtures and equipment	210,269	206,909
Leasehold improvements	112,417	109,203
Office furniture, fixtures, and equipment	8,923	8,735
Automobiles	970	1,007
Construction in progress	29,780	17,042

Total property and equipment	364,044	344,581
Accumulated depreciation	(145,864)	(139,427)

Total property and equipment, net	218,180	205,154
Other assets	3,329	1,984

Total assets	$272,336	$258,857

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,083	$25,398
Accrued liabilities	51,772	41,040

Total current liabilities	80,855	66,438
Long-term debt	66,000	81,850
Closed store reserves	2,102	2,145
Deferred income taxes	24,841	23,293
Other long-term liabilities	12,291	13,054

Total noncurrent liabilities	105,234	120,342
Commitments and contingencies (Notes 2 and 9)
Stockholders’ equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 47,991,045 shares issued and outstanding at May 1, 2011 and January 30, 2011	481	481
Additional paid-in capital	96,403	95,852
Accumulated other comprehensive loss – interest rate swaps	(535)	(674)
Accumulated deficit	(10,102)	(23,582)

Total stockholders’ equity	86,247	72,077

Total liabilities and stockholders’ equity	$272,336	$258,857

See accompanying notes.

The Fresh Market, Inc.

Statements of Income (unaudited)

(In thousands, except share and per share amounts)

	For the Quarter Ended
	May 1, 2011	May 2, 2010
Sales	$264,459	$240,464
Cost of goods sold	174,886	160,141

Gross profit	89,573	80,323
Operating expenses:
Selling, general and administrative expenses	58,974	51,846
Store closure and exit costs	130	260
Depreciation	8,340	7,668

Income from operations	22,129	20,549
Other (income) expenses:
Interest expense	483	643
Other income, net	—	(165)

	483	478

Income before provision for income taxes	21,646	20,071
Tax provision	8,166	175

Net income	$13,480	$19,896

Net income per share:
Basic and diluted	$0.28	$0.41

Dividends declared per common share	$—	$0.37

Weighted average common shares outstanding:
Basic	47,991,045	47,991,045

Diluted	48,121,916	47,991,045

Pro forma net income data:
Income before provision for income taxes		$20,071
Pro forma tax provision		7,832

Pro forma net income		$12,239

Pro forma net income per share:
Basic and diluted		$0.26

Pro forma weighted average common shares outstanding:
Basic and diluted		47,991,045

See accompanying notes.

The Fresh Market, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (unaudited)

(In thousands, except share amounts)

	Common Stock, $0.01 par value		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Shares Outstanding	Common Stock
Balance at December 31, 2010	47,991,045	$481	$95,655	$(682)	$(26,242)	$69,212
Share-based compensation	—	—	197	—	—	197
Comprehensive income:
Net income	—	—	—	—	2,660	2,660
Other comprehensive income-interest rate swaps, net of tax of $5	—	—	—	8	—	8

Total comprehensive income						2,668

Balance at January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077
Share-based compensation	—	—	551	—	—	551
Comprehensive income:
Net income	—	—	—	—	13,480	13,480
Other comprehensive income-interest rate swaps, net of tax of $7	—	—	—	139	—	139

Total comprehensive income						13,619

Balance at May 1, 2011	47,991,045	$481	$96,403	$(535)	$(10,102)	$86,247

See accompanying notes.

The Fresh Market, Inc.

Statements of Cash Flows (unaudited)

(In thousands)

	For the Quarter Ended
	May 1, 2011	May 2, 2010
Operating activities
Net income	$13,480	$19,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,383	7,680
Impairments and loss on disposal of property and equipment	192	356
Share-based compensation	551	—
Share-based compensation associated with liability awards	—	439
Deferred income taxes	3,001	—
Change in assets and liabilities:
Accounts receivable	(635)	(1,189)
Inventories	1,683	2,236
Prepaid expenses and other assets	(258)	(375)
Accounts payable	3,685	(436)
Accrued liabilities and other long-term liabilities	1,512	1,494

Net cash provided by operating activities	31,594	30,101
Investing activities
Purchases of property and equipment	(12,961)	(7,929)
Proceeds from sale of property and equipment	77	24

Net cash used in investing activities	(12,884)	(7,905)
Financing activities
Borrowings on revolving credit note	160,682	86,534
Payments made on revolving credit note	(176,532)	(93,521)
Debt issuance costs	(1,056)	—
Distributions to stockholders	—	(17,682)

Net cash used in financing activities	(16,906)	(24,669)

Net increase (decrease) in cash and cash equivalents	1,804	(2,473)
Cash and cash equivalents at beginning of period	7,867	7,889

Cash and cash equivalents at end of period	$9,671	$5,416

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$391	$725

Cash paid during the period for taxes	$907	$259

See accompanying notes.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements

May 1, 2011

(In thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. These unaudited financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, these unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim results are not necessarily indicative of results that may be expected for any other interim period or for a full fiscal year.

On January 26, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which will now begin January 31, 2011 and end January 29, 2012. As a result the first quarter represents the thirteen weeks ended May 1, 2011 and May 2, 2010.

The Company has determined that it has only one reportable segment. All of the Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Non-perishable categories consist of traditional grocery and dairy products as well as specialty foods, including bulk, coffee and candy, and beer and wine. The following is a summary of the percentage for the sales of perishable and non-perishable items:

	For the Quarter Ended
	May 1, 2011	May 2, 2010
Perishable	66.5%	66.7%
Non-perishable	33.5%	33.3%

Unaudited Pro Forma Income per Share

In connection with the Company’s initial public offering, the Company terminated its S-corporation status and became subject to additional entity-level taxes beginning on November 9, 2010.

The Company has presented unaudited pro forma income per share data for the quarter ended May 2, 2010 on the accompanying statements of income that was derived using the unaudited pro forma net income as presented. In calculating pro forma net income, the Company has adjusted historical net income to include an estimate for federal and state income taxes as if the Company were a C-corporation during that period. Pro forma income tax has been estimated using a blended statutory federal and state income tax rate of 39.0% for the quarter ended May 2, 2010.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

2. Long-Term Debt

Long-term debt is as follows:

	May 1, 2011	January 30, 2011
Unsecured revolving credit note, with maximum available borrowings of $175,000, interest payable monthly at one-month LIBOR plus a margin, weighted-average interest rate of 3.3% and 1.5% for the quarter ended May 1, 2011 and the one month ended January 30, 2011, respectively	$66,000	$81,850

On February 22, 2011, the Company terminated its revolving credit facility that had been in place at December 31, 2010 and entered into a credit agreement with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility refinances and replaces the Company’s credit agreement dated February 27, 2007 by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and the several other lending institutions (the “2007 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While the Company currently has no material domestic subsidiaries, other entities will guarantee the Company’s obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries of the Company during the term of the 2011 Credit Facility

The 2011 Credit Facility provides for total borrowings of up to $175,000. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lender(s) to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25,000, of which $8,293 and $6,962 was outstanding at May 1, 2011 and January 30, 2011, respectively. The beneficiaries of these letters of credit are the Company’s workers’ compensation insurance carriers and a utility company. The Company also had a swing line sublimit of $10,000. At May 1, 2011 and January 30, 2011, the Company had $100,707 and $86,188, respectively, available to be drawn under the agreement.

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

3. Interest Rate Swap Agreement

The Company uses an interest rate swap agreement to hedge variable cash flows associated with the interest on the Company’s revolving credit note by effectively converting a portion of its long-term debt from variable to fixed rates. The following are the key terms of the Company’s interest rate swap agreement in place at May 1, 2011:

Notional Amount	Termination Date	Fixed Rate Paid	Variable Rate Received
$15,000	November 15, 2011	4.91%	One-month LIBOR

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

3. Interest Rate Swap Agreement (continued)

The Company’s interest rate swap has been designated as a cash flow hedge. The fair value of the interest rate swap was a liability of $400 and $546 at May 1, 2011 and January 30, 2011, respectively, and is included in accrued liabilities. Changes in the fair value of the interest rate swap agreement are recognized as a component of comprehensive income. The cumulative change in fair value since the inception of the interest rate swap was recorded as accumulated other comprehensive loss that reduces stockholders’ equity on the accompanying balance sheets.

The unrealized loss on the interest rate swap in accumulated other comprehensive loss will be reclassified to interest expense over the remaining terms of the agreement. During the quarter ended May 1, 2011 and May 2, 2010, the Company reclassified $174 and $365, respectively from unrealized loss on interest rate swaps to interest expense. The Company expects to reclassify approximately $400 from accumulated other comprehensive loss to interest expense during the next twelve months. The amount of hedge ineffectiveness for the quarter ended May 1, 2011 and May 2, 2010, respectively, was not material. If it is determined that the interest rate swap ceases to be highly effective as a hedge, the Company will discontinue hedge accounting prospectively.

4. Fair Value of Financial Instruments

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

The carrying amount of the Company’s interest rate swap is measured at fair value, on a recurring basis, using a standard valuation model that incorporates inputs other than quoted prices that are observable, primarily estimated spot interest rates during the remaining life of the interest rate swap. The classification of the Company’s interest rate swap at May 1, 2011 and January 30, 2011 is as follows:

Fair Value Measurements	Level 1	Level 2	Level 3	Total
As of May 1, 2011:
Interest rate swap	$—	$(400)	$—	$(400)
As of January 30, 2011:
Interest rate swap	$—	$(546)	$—	$(546)

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

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

5. Employee Benefits

Shadow Equity Bonus Plan

The Company sponsors a shadow equity bonus plan under which variable bonus awards are granted to certain key employees at different times during the year. The Company records compensation expense related to this plan ratably over the vesting period. The Company recognized compensation expense related to the bonus plan of $398 and $275, for the quarters ended May 1, 2011 and May 2, 2010, respectively. The Company had an accrual for its shadow equity bonus plan of $3,510 as of January 30, 2011 of which $1,528 of the balance was vested and paid prior to May 1, 2011.

Bonus awards were effective as of January 1 of the year of grant and fully vest on January 1 of the fifth year after the award was granted if the employee remained employed by that date. As of January 30, 2011, other events that triggered vesting of bonus awards included the disability or death of the employee or a sale of the Company, which is defined as a sale of all or substantially all of our assets or equity as defined in the shadow equity bonus award agreement (the “shadow equity agreement”). However, in March 2011, in order to clarify the intent of our board of directors at the time the shadow equity bonus awards were granted, our board of directors amended the form of shadow equity bonus award agreement to provide that a “sale of the company” includes a transaction as a result of which the Berry family (as defined in the shadow equity agreement) holds less than 50% of the equity interests in the Company.

On April 27, 2011, the Company entered into an underwriting agreement with several selling stockholders, including the Berry family, and several underwriters with respect to the offer and sale of an aggregate of 11,919,058 shares of common stock of the Company, par value $0.01 per share. Following the completion of the public offering of our common stock, the Berry family no longer owned a majority of the Company’s common stock, which triggered the vesting of the bonus awards. As of May 1, 2011, the Company had a balance in accrued liabilities of $2,397, which represents the vested amount that was paid subsequent to May 1, 2011.

6. Share-based Compensation

Stock Options – 2010 Omnibus Incentive Compensation Plan

The Company grants options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, which was adopted and approved by the Board of Directors during 2010. At May 1, 2011 approximately 2,800,000 shares of the Company’s common stock were available for share-based awards.

As of May 1, 2011 and January 30, 2011, there were approximately 605,000 shares of nonvested stock options outstanding and $5,164 and $5,532, respectively, of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted-average period of 3.5 years.

Share-based compensation expense related to stock options recognized during the quarter ended May 1, 2011 totaled $368, and is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

Restricted Stock Awards – 2010 Omnibus Incentive Plan

In November 2010 the Company awarded approximately 117,000 shares of restricted stock units (RSUs) to employees, which will vest in 25% annual increments on each of the first four anniversaries of the date of the grant. The Company also awarded approximately 5,500 shares of restricted stock awards to non-employee directors, which will vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders pursuant to the Plan. Fair value of the restricted share issuances on grant date totaled $2,575 and $120, respectively. The fair value of RSUs and restricted stock awards is based on the fair market value of the Company’s common stock on the date of grant. The Company recorded $183 of share-based compensation expense related to these awards during the quarter ended May 1, 2011 which is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

As of May 1, 2011, total remaining unearned compensation cost related to nonvested stock awards was $2,257, which will be amortized over the weighted-average remaining service period of approximately 3.5 years.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

6. Share-based Compensation (continued)

Stock Options – Stockholder Plan

In 2009, a stockholder of the Company granted stock options to certain key employees of the Company pursuant to separate arrangements between the stockholder and the respective employees. These options were granted with an exercise price of $6.73 and were recorded as a long-term liability on the balance sheet.

Compensation expense related to the stock option awards issued in 2009 accrued at a value based on the fair value of the awards as re-measured at the end of each reporting period. At the end of each reporting period, a portion of the fair value of the awards equal to the percentage of the requisite service rendered through the reporting date was determined and a liability was recorded. Compensation expense was recognized for the change in the liability. The Company determined the fair value of the awards using the Black-Scholes option-pricing model based on the estimated fair value per common share and certain assumptions.

The 2009 option awards were scheduled to vest in 2019 or upon the occurrence of certain events, including an initial public offering. Because the awards vest upon satisfaction of either a service or performance condition, the Company recognized compensation expense for these awards over the service term of 10 years, in accordance with authoritative guidance. These options vested on November 4, 2010, due to the initial public offering of the Company’s stock. Prior to the initial public offering, the Company recognized $439 in compensation expense related to these awards for the quarter ended May 2, 2010 which is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

7. Income Taxes

Prior to November 9, 2010 the Company was treated for federal and certain state income tax purposes as an S-corporation under the Internal Revenue Code and state laws. As a result, the earnings of the Company were taxed for federal and most state income tax purposes directly to the stockholders of the Company. Therefore, no provision or liability for federal and state income tax was provided in the Company’s financial statements except for those states where S-corporation status was not recognized for the quarter ended May 2, 2010. The tax provision was $8,166 for the quarter ended May 1, 2011 and $175 for the quarter ended May 2, 2010.

8. Earnings per Share

The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share for the quarter ended May 1, 2011 and May 2, 2010, respectively, includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and restricted stock awards.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

8. Earnings per Share (continued)

	For the Quarter Ended
	May 1, 2011	May 2, 2010
Net income available to common stockholders’ (numerator for basic earnings per share)	$13,480	$19,896

Weighted-average common shares outstanding (denominator for basic earnings per share)	47,991,045	47,991,045
Potential common shares outstanding:
Incremental shares from share-based awards	130,871	—

Weighted-average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,121,916	47,991,045

Basic and diluted earnings per share	$0.28	$0.41

9. Commitments and Contingencies

Distributions to Stockholders

The Company did not declare dividends payable for the quarter ended May 1, 2011. The Company declared dividends payable to its stockholders of $17,614 during the quarter ended May 2, 2010. A portion of the cash distributions paid to stockholders was to provide them with funds to pay the applicable income taxes owed on taxable income generated by the Company while it was an S-corporation. The remaining dividends were discretionary distributions paid by the Company.

10. Subsequent Events

On April 27, 2011, the Company entered into an underwriting agreement with several selling stockholders and several underwriters with respect to the selling stockholders’ offer and sale of an aggregate of 11,919,058 shares of common stock of the Company, par value $0.01 per share. Pursuant to the underwriting agreement, the selling stockholders also granted the underwriters a 30-day option to purchase up to an additional 1,787,858 shares of common stock. On May 3, 2011, the selling stockholders completed the sale of 11,919,058 shares of common stock to the several underwriters. The underwriters did not exercise their option to purchase the additional shares of common stock for over-allotments. The Company did not receive proceeds from the sale of the shares of common stock by the selling stockholders and it expensed $1,091 of the costs associated with the offering, which is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of May 1, 2011, we operated 101 stores in 20 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

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

Comparable Store Sales

Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. We believe that comparability is achieved approximately fifteen months after opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by our competitors.

Various factors may affect comparable store sales, including:

•	overall economic trends and conditions, including inflation or deflation associated with products and services not offered in our stores;

•	consumer preferences and buying trends;

•	our competition, including competitor store openings or closings near our stores;

•	the pricing of our products, including the effects of inflation or deflation;

•	the number of customer transactions at our stores;

•	our ability to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the number of stores we open, remodel or relocate in any period.

As we continue to pursue our growth strategy, we expect that a significant percentage of our sales growth will continue to come from new stores not included in comparable store sales. Accordingly, comparable store sales is only one measure we use to assess our performance.

Gross Profit

Gross profit is equal to our sales minus our cost of goods sold. Gross margin rate measures gross profit as a percentage of our sales. Cost of goods sold includes the direct costs of purchased merchandise, distribution and supply chain costs, buying costs and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, personal property taxes, insurance, licenses and utilities. The components of our cost of goods sold may not be identical to those of our competitors. As a result, data in this Form 10-Q regarding our gross profit and gross margin rate may not be comparable to similar data made available by our competitors.

Our cost of goods sold is directly correlated with sales. Changes in the mix of products sold may also impact our gross margin rate.

Gross margin rate enhancements are driven by:

•	economies of scale resulting from expanding our store base;

•	reduced shrinkage as a percentage of sales; and

•	productivity gains through process and program improvements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses includes certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses and other corporate administrative costs. Pre-opening expenses are costs associated with the opening of new stores including costs associated with recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.

Labor and corporate administrative costs generally decrease as a percentage of sales as sales increase. Accordingly, selling, general and administrative expenses as a percentage of sales are usually higher in lower-volume quarters and lower in higher-volume quarters. Store-level labor costs are generally the largest component of our selling, general and administrative expenses. The components of our selling, general and administrative expenses may not be identical to those of our competitors. As a result, data in this Form 10-Q regarding our selling, general and administrative expenses may not be comparable to similar data made available by our competitors. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth and in part due to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company.

Income from Operations

Income from operations consists of gross profit minus selling, general and administrative expenses, store closure and exit costs and depreciation.

Taxes

Until November 9, 2010, we operated as an S-corporation, and did not pay federal corporate income tax or state corporate income tax in states that recognize S-corporation status. Instead, the stockholders of the S-corporation were responsible for income tax on the S-corporation’s taxable income. Accordingly, our income tax provision for the portion of 2010 prior to our initial public offering only reflects state taxes owed by us in certain states in which we operate. Since November 9, 2010, we have operated as a C-corporation.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Quarter Ended
	May 1, 2011		May 2, 2010
	(dollars in thousands, except share and per share amount)
Statements of Income Data:
Sales	$264,459	100.0%	$240,464	100.0%
Cost of goods sold	174,886	66.1%	160,141	66.6%

Gross profit	89,573	33.9%	80,323	33.4%
Selling, general and administrative expenses	58,974	22.3%	51,846	21.6%
Store closure and exit costs	130	0.0%	260	0.1%
Depreciation	8,340	3.2%	7,668	3.2%

Income from operations	22,129	8.4%	20,549	8.5%
Interest expense	483	0.2%	643	0.3%
Other (income), net	—	0.0%	(165)	(0.1)%

Income before provision for income taxes	21,646	8.2%	20,071	8.3%
Tax provision	8,166	3.1%	175	0.1%

Net income	$13,480	5.1%	$19,896	8.3%

Net income per share
Basic and diluted	$0.28		$0.41
Dividends declared per common share	$—		$0.37
Shares used in computation of net income per share,
Basic	47,991,045		47,991,045
Diluted	48,121,916		47,991,045
Pro Forma Data:
Income before provision for income taxes			$20,071	8.3%
Pro forma tax provision (1)			7,832	3.3%

Pro forma net income (1)			$12,239	5.1%

Pro forma net income per share
Basic and diluted			$0.26

Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Quarter Ended
	May 1, 2011	May 2, 2010
Other Operating Data:
Number of stores at end of period	101	95
Comparable store sales growth (2)	4.1%	5.7%
Gross square footage at end of period (in thousands)	2,148	2,024
Average comparable store size (gross square feet) (3)	21,282	21,104
Comparable store sales per gross square foot during period (3)	$125	$122

(1)	Prior to November 9, 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-corporation status and converted to a C-corporation on November 9, 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that will be reflected in our financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using blended statutory federal and state income tax rates of 39.0 % for 2010. The tax rate reflects the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for the period.
(2)	Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by our competitors.
(3)	Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period.

Change in Fiscal Year-End Financial Statements

On January 26, 2011 our Board of Directors approved a change in our fiscal year-end from a calendar year-end of December 31 to a fiscal year-end ending on the last Sunday of January commencing with fiscal 2011.

We changed our fiscal year-end in order to offer more comparable quarterly and annual data to our investors. As a specialty retailer focused on foods, our operations are more active during the periods surrounding holidays and can be subject to seasonal differences in the event that holiday periods fall within a particular fiscal period one year and a different fiscal period in a subsequent year. By changing our fiscal year-end, revenues, including the use of gift cards given as holiday gifts, in the months of December and January will now appear in the same fiscal quarter and fiscal year resulting in greater comparability of our period to period financial results regardless of whether significant shopping occurs at the end of December or the beginning of January. In addition, the Easter holiday and the time periods surrounding Easter are significant shopping periods for us and the change in our fiscal year-end means that these periods will always be in our first fiscal quarter rather than occurring variously from one year to the next in the first quarter or the second quarter. We believe that this change in fiscal year-end will provide investors with a more comparable quarterly and annual picture of our Company’s operations.

As a result of the change in our fiscal year-end, our first three fiscal quarters of each fiscal year, each of which fiscal quarter will now consist of three periods of four, four and five weeks, will also end on different dates from prior periods. Accordingly, we have recast our 2010 fiscal quarters’ financial information so that the prior period quarterly information for fiscal 2010 is comparable to the quarterly information for fiscal 2011.

Secondary Offering of Common Stock by Certain Selling Stockholders

On April 27, 2011 the Company, certain stockholders of the Company who owned shares of the Company’s common stock prior to the Company’s initial public offering (the “selling stockholders”) and several underwriters entered into an Underwriting Agreement pursuant to which the selling stockholders offered and sold 11,919,058 shares of the Company’s common stock at $42.50 per share in an underwritten public offering. The selling stockholders also granted the underwriters a 30-day option to purchase up to an additional 1,787,858 shares of common stock to cover over-allotments. The secondary public offering of the 11,919,058 shares closed on May 3, 2011. The underwriters did not exercise their option to purchase the additional shares of common stock for over-allotments.

Items Impacting Comparability

Net income for the quarter ended May 1, 2011 was $13.5 million and for the quarter ended May 2, 2010 was $19.9 million. Items affecting comparability between the first quarter of fiscal 2011 and the first quarter of fiscal 2010 include the following items.

•

For the first quarter of fiscal 2011, approximately $1.1 million, or $0.02 per share on a diluted basis, in issuance costs in conjunction with the public offering of our common stock. As agreed upon by and among the Company and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions. We received no proceeds in connection with the public offering of our common stock and all fees and expenses incurred during the quarter ended May 1, 2011 were expensed and included in the “Selling, general and administrative expenses” line item on the Statements of Income. The issuance costs reduced operating income and net income by approximately 40 basis points as a percentage of sales.

•

For the first quarter of fiscal 2011 we had an approximate $8.0 million increase for the tax provision resulting from our termination of an S-corporation and our conversion to a C-corporation on November 9, 2010 in connection with our initial public offering. We are now subject to additional entity level taxes that are reflected in our financial statements.

Quarter ended May 1, 2011 Compared to the Quarter ended May 2, 2010

Sales

Sales increased 10.0%, or $24.0 million, to $264.5 million for the quarter ended May 1, 2011, resulting from a $9.7 million increase in comparable store sales and a $14.3 million increase in non-comparable store sales. The increase in sales was primarily attributable to sales from six stores that opened subsequent to May 2, 2010. There were 92 comparable stores and nine non-comparable stores open at May 1, 2011.

Comparable store sales increased 4.1% for the quarter ended May 1, 2011 compared to the quarter ended May 2, 2010, driven by a 1.7% increase in the number of transactions and a 2.4% increase in the average transaction size at our comparable stores. Average customer transaction size increased to $30.47 for the quarter ended May 1, 2011 as compared to $29.77 for the quarter ended May 2, 2010.

Gross Profit

Gross profit increased 11.5%, or $9.3 million, to $89.6 million for the quarter ended May 1, 2011 over the same period of the prior fiscal year. The amount of the increase in gross profit attributable to increased sales was $8.0 million and the amount of the increase in gross profit attributable to increased gross margin rate was $1.3 million. Our cost of goods sold (exclusive of depreciation) increased by $14.7 million for the quarter ended May 1, 2011 compared to the quarter ended May 2, 2010. Gross margin rate increased 50 basis points to 33.9% for the quarter ended May 1, 2011 from 33.4% for the quarter ended May 2, 2010. The increase in our gross margin rate was primarily attributable to reduced merchandise shrinkage and lower supply costs as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.7%, or $7.1 million, to $59.0 million for the quarter ended May 1, 2011 over the same period of the prior fiscal year. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the quarter ended May 1, 2011 compared to the quarter ended May 2, 2010, which led to higher overall store-level labor expenses and other costs to operate our stores. Our corporate administrative expenses increased for the quarter ended May 1, 2011 as compared to the quarter ended May 2, 2010, primarily attributable to our investment in headcount and employee related expenses associated with growth and becoming a publicly traded company. In addition to employee related expenses, professional fees accounted for approximately 36% of the corporate administrative expense increase with the main drivers coming from additional accounting, tax and legal expenses. Under the terms of a registration rights agreement entered into in connection with our initial public offering, we also incurred $1.1 million of issuance costs, which benefitted certain stockholders and related to the secondary offering of shares of our common stock by certain selling stockholders which closed on May 3, 2011. The Company did not receive any proceeds from the sale of shares of our common stock in the secondary offering.

Selling, general and administrative expenses as a percentage of sales for the quarter ended May 1, 2011 increased by 70 basis points to 22.3% from 21.6% for the quarter ended May 2, 2010. Approximately 40 basis points of the increase in selling, general and administrative expenses as a percentage of sales was attributable to transaction costs related to our secondary offering. The remaining increase was due to higher corporate expenses, primarily attributable to nearly $0.6 million, or approximately 25 basis points as a percentage of sales, of incremental public company costs for the first quarter of fiscal 2011, compared to the corresponding period in 2010, which was partially offset by an improvement in store-level labor expense as a percentage of sales.

Income from Operations

Income from operations increased 7.7%, or $1.6 million, to $22.1 million for the quarter ended May 1, 2011 over the same period of the prior fiscal year. Income from operations as a percentage of sales for the quarter ended May 1, 2011 decreased to 8.4% from 8.5% for the quarter ended May 2, 2010. Depreciation increased 8.8 % or $0.7 million, to $8.3 million for the quarter ended May 1, 2011 over the same period of the prior fiscal year, which was, principally attributable to store growth over that time. The primary driver of the 10 basis point decrease in operating margin was the impact related to expenses incurred in connection with the public offering of our common stock, which was approximately 40 basis points as a percentage of sales and more than offset our operating margin improvement.

Interest Expense

Interest expense decreased 24.9%, or $0.2 million, to $0.5 million for the quarter ended May 1, 2011 over the same period of the prior fiscal year, due primarily to reduced weighted-average borrowings under our revolving credit facility and the expiration of one of our interest rate swaps in 2010 for which we paid a fixed rate of 3.9% on the notional amount of $15.0 million.

Income Tax Expense

Income tax expense as a percentage of sales was 3.1% for the quarter ended May 1, 2011 compared to 0.1% for the quarter ended May 2, 2010. The increased percentage is almost entirely attributable to the termination of our S-corporation status and the conversion to a C-corporation on November 9, 2010 in connection with our initial public offering, and as a result, we are now subject to additional entity-level taxes that are reflected in our financial statements.

Net Income

As a result of the foregoing, net income decreased 32.2%, or $6.4 million, to $13.5 million for the quarter ended May 1, 2011 over the same period of the prior fiscal year. Net income as a percentage of sales for the quarter ended May 1, 2011 decreased to 5.1 % from 8.3% for the quarter ended May 2, 2010. Net income increased 10.1%, or $1.3 million, to $13.5 million for the quarter ended May 1, 2011, from pro forma net income of $12.2 million for the quarter ended May 2, 2010. Net income as a percentage of sales remained constant at 5.1% for the quarter ended May 1, 2011 as compared to the pro forma net income as a percentage of sales for the quarter ended May 2, 2010. Issuance costs associated with our secondary offering reduced our net income as a percentage of sales by approximately 40 basis points as a percentage of sales.

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

We were in compliance with all debt covenants under our revolving credit facility as of May 1, 2011. At May 1, 2011, we had $9.7 million in cash and cash equivalents and $100.7 million in borrowing availability under our revolving credit facility. Compared to last year our available borrowings increased $15.9 million due to net payments on our outstanding balance as a result of excess cash flow from operations and the elimination of S-corporation distributions to our stockholders.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, including both organic and external growth which may comprise acquisitions of businesses, assets, and leasehold rights, we may elect to pursue additional expansion opportunities within the next year which could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional expansion opportunities, our ability to pursue such opportunities could be materially adversely affected.

A summary of our operating, investing and financing activities is shown in the following table:

	For the Quarter Ended
	May 1, 2011	May 2, 2010
Net cash provided by operating activities	$31,594	$30,101
Net cash used in investing activities	(12,884)	(7,905)
Net cash used in financing activities	(16,906)	(24,669)

Net increase (decrease) in cash and cash equivalents	$1,804	$(2,473)

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, changes in deferred taxes, the effect of working capital changes and realized losses on disposal of property and equipment.

	For the Quarter Ended
	May 1, 2011	May 2, 2010
Net income	$13,480	$19,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,383	7,680
Impairments and loss on disposal of property and equipment	192	356
Share-based compensation	551	—
Share-based compensation associated with liability awards	—	439
Deferred income taxes	3,001	—
Change in working capital	5,987	1,730

Net cash provided by operating activities	$31,594	$30,101

Net cash provided by operating activities increased 5.0%, or $1.5 million, to $31.6 million for the quarter ended May 1, 2011 over the same period of the prior fiscal year. The increase in net cash provided by operating activities was primarily due to changes in working capital.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Quarter Ended
	May 1, 2011	May 2, 2010
Purchases of property and equipment	$(12,961)	$(7,929)
Proceeds from sale of property and equipment	77	24

Net cash used in investing activities	$(12,884)	$(7,905)

Capital expenditures increased 63.5%, or $5.0 million, to $13.0 million for the quarter ended May 1, 2011 over the same period of the prior fiscal year. The increase in capital expenditures was primarily due to an increase in new store construction during the quarter ended May 1, 2011 as compared to the quarter ended May 2, 2010. Additionally, we purchased land for the development of a new store and we incurred additional expenditures related to information technology and merchandising initiatives.

We plan to spend approximately $85 million to $90 million on capital expenditures during fiscal 2011, of which approximately 90% will be in connection with opening new stores and relocating and remodeling existing stores, with the remainder being used for other capital expenditures.

We plan to open 12 to 14 new stores during fiscal 2011, one of which was open as of May 1, 2011. Our working capital requirements for inventory will continue to increase as we continue to open additional stores.

Financing Activities

Cash used in financing activities consists principally of borrowings and payments under our revolving credit facility and, in the prior fiscal year, also included distributions to our stockholders. Distributions to our stockholders consisted of both discretionary distributions and distributions to enable our stockholders to pay their tax obligations that resulted from our S-corporation status, which we funded through borrowings under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock.

	For the Quarter Ended
	May 1, 2011	May 2, 2010
Borrowings on revolving credit note	$160,682	$86,534
Payments made on revolving credit note	(176,532)	(93,521)
Debt issuance costs	(1,056)	—
Distributions to stockholders	—	(17,682)

Net cash used in financing activities	$(16,906)	$(24,669)

Net cash used in financing activities during the quarter ended May 1, 2011 and May 2, 2010 was $16.9 million and $24.7 million, respectively. The $7.8 million decrease in net cash used in financing activities was primarily due to the elimination of distributions to our stockholders partially offset by an increase in the net paydown of debt of $8.9 million. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. As of February 22, 2011, we terminated our 2007 Credit Facility and entered into a new 2011 Credit Facility. At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility, which is included in both borrowings and payments on the revolving credit note during the quarter ended May 1, 2011. In connection with the new credit agreement we incurred approximately $1.1 million in debt issuance costs.

Revolving Credit Facility

On February 22, 2011, we terminated our revolving credit facility and entered into a credit agreement with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility refinances and replaces our credit agreement dated February 27, 2007 by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and the several other lending institutions (the “2007 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While we currently have no material domestic subsidiaries, other entities will guarantee our obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries during the term of the 2011 Credit Facility.

The 2011 Credit Facility provides for total borrowings of up to $175.0 million. Under the terms of the 2011 Credit Facility, we are entitled to request an increase in the size of the facility by an amount not exceeding $75.0 million in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, we may designate one or more other lender(s) to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25.0 million and a swing line sublimit of $10.0 million.

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

We were in compliance with all debt covenants under our revolving credit facility as of May 1, 2011.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, as we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies that affect our more significant judgment and estimates used in the preparation of our financial statements include, accounting for inventories, accounting for impairment of long-lived assets, accounting for closed store reserves, accounting for insurance reserves, accounting for share-based compensation and accounting for income taxes, which are discussed in more detail under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Seasonality

The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Inflation

While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the quarter ended May 1, 2011. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes and changes in market values of our investments and long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the Eurodollar rate and the base rate plus an applicable margin, as defined by the terms of the 2011 Credit Facility, and therefore, our Statements of Income and our Cash Flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have used interest rate swap agreements to hedge a portion of the variable cash flows associated with the interest on our revolving credit facility and at May 1, 2011 we were party to an interest rate swap agreement which covers $15.0 million of the indebtedness under our revolving credit facility. The fair market value of our interest rate swap was a loss of $0.4 million at May 1, 2011 and $0.5 million at January 30, 2011, which is recorded in accrued liabilities on our balance sheets. Changes in the fair value of the interest rate swap agreements are recognized as a component of comprehensive income and are recorded in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheets. Even after giving effect to these agreements, we are exposed to risks due to fluctuations in the market value of these agreements and changes in interest rates with respect to the portion of our revolving credit facility that is not covered by these agreements. Based upon a sensitivity analysis at May 1, 2011, a hypothetical 1.0% change in interest rates would have changed our annual interest expense by approximately $0.5 million. We do not use derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter period that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

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

Item 6 – Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FRESH MARKET, INC.

By:	/s/ LISA KLINGER
Lisa K. Klinger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)