Form 10-Q
period 2011-07-31
Fresh Market, Inc.
filed 2011-09-12
CIK 1489979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 1, 2011 was 47,996,499 shares.

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

Recasting of Prior Periods

As a result of the change in our fiscal year-end, our first three fiscal quarters of each fiscal year, each of which fiscal quarter will now consist of three periods of four, four and five weeks, will also end on different dates from prior periods. Accordingly, we have recast our prior year fiscal quarters in a Form 8-K filed with the Securities and Exchange Commission on June 14, 2011. By recasting these periods, the quarterly and year to date information for fiscal 2010 is comparable to the information for fiscal 2011.

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

Our forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Actual results may differ materially from these expectations due to unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; our ability to anticipate and/or react to changes in customer demand; changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; our ability to renew or replace the commercial relationship with our primary logistics provider which expires by its terms in February 2012 on terms and conditions that are acceptable to us; the effectiveness of our transition to one or more new logistics providers in the event we do not renew our relationship in whole or in part with our existing primary logistics provider; the execution and management of our store growth and the availability of acceptable real estate locations for new store openings; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, those involved in the construction of our new store locations and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy and fuel cost increases; inflation of the cost of goods purchased by us and the cost of products sold by us; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings; tax matters and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

Part 1

Item 1. Financial Information

The Fresh Market, Inc.

Balance Sheets (unaudited)

(In thousands, except share amounts)

	July 31, 2011	January 30, 2011
Assets
Current assets:
Cash and cash equivalents	$8,481	$7,867
Accounts receivable, net	2,328	1,296
Inventories	30,948	31,141
Prepaid expenses and other current assets	7,143	5,306
Deferred income taxes	4,133	6,109

Total current assets	53,033	51,719
Property and equipment:
Land	5,335	1,685
Buildings	4,161	—
Store fixtures and equipment	220,836	206,909
Leasehold improvements	122,788	109,203
Office furniture, fixtures, and equipment	9,711	8,735
Automobiles	1,131	1,007
Construction in progress	23,894	17,042

Total property and equipment	387,856	344,581
Accumulated depreciation	(152,821)	(139,427)

Total property and equipment, net	235,035	205,154
Other assets	3,327	1,984

Total assets	$291,395	$258,857

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,182	$25,398
Accrued liabilities	43,065	41,040

Total current liabilities	73,247	66,438
Long-term debt	76,700	81,850
Closed store reserves	2,058	2,145
Deferred income taxes	29,476	23,293
Other long-term liabilities	12,563	13,054

Total noncurrent liabilities	120,797	120,342
Commitments and contingencies (Notes 2 and 9)
Stockholders’ equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 47,996,499 and 47,991,045 shares issued and outstanding at July 31, 2011 and January 30, 2011, respectively	481	481
Additional paid-in capital	96,951	95,852
Accumulated other comprehensive loss – interest rate swaps	(486)	(674)
Retained earnings (accumulated deficit)	405	(23,582)

Total stockholders’ equity	97,351	72,077

Total liabilities and stockholders’ equity	$291,395	$258,857

See accompanying notes.

The Fresh Market, Inc.

Statements of Income (unaudited)

(In thousands, except share and per share amounts)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Sales	$259,543	$228,377	$524,003	$468,841
Cost of goods sold	174,578	155,968	349,464	316,109

Gross profit	84,965	72,409	174,539	152,732
Operating expenses:
Selling, general and administrative expenses	58,830	51,909	117,805	103,755
Store closure and exit costs	109	169	239	429
Depreciation	9,032	8,481	17,372	16,149

Income from operations	16,994	11,850	39,123	32,399
Other (income) expenses:
Interest expense	486	553	969	1,196
Other income, net	—	—	—	(165)

	486	553	969	1,031

Income before provision (benefit) for income taxes	16,508	11,297	38,154	31,368
Tax provision (benefit)	6,001	(3)	14,167	172

Net income	$10,507	$11,300	$23,987	$31,196

Net income per share:
Basic and diluted	$0.22	$0.24	$0.50	$0.65

Dividends declared per common share	$—	$0.12	$—	$0.49

Weighted average common shares outstanding:
Basic	47,993,336	47,991,045	47,992,190	47,991,045

Diluted	48,121,837	47,991,045	48,121,722	47,991,045

Pro forma net income data:
Income before provision for income taxes		$11,297		$31,368
Pro forma tax provision		4,408		12,240

Pro forma net income		$6,889		$19,128

Pro forma net income per share:
Basic and diluted		$0.14		$0.40

Pro forma weighted average common shares outstanding:
Basic and diluted		47,991,045		47,991,045

See accompanying notes.

The Fresh Market, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (unaudited)

(In thousands, except share amounts)

				Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings
	Common Stock, $0.01 par value		Additional Paid-in Capital			Total Stockholders’ Equity
	Common Shares Outstanding	Common Stock
Balance at December 31, 2010	47,991,045	$481	$95,655	$(682)	$(26,242)	$69,212
Share-based compensation	—	—	197	—	—	197
Comprehensive income:
Net income	—	—	—	—	2,660	2,660
Other comprehensive income - interest rate swaps, net of tax of $5	—	—	—	8	—	8

Total comprehensive income						2,668

Balance at January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077
Issuance of restricted stock awards	5,454	—	—	—	—	–
Share-based compensation	—	—	1,099	—	—	1,099
Comprehensive income:
Net income	—	—	—	—	23,987	23,987
Other comprehensive income - interest rate swaps, net of tax of $120	—	—	—	188	—	188

Total comprehensive income						24,175

Balance at July 31, 2011	47,996,499	$481	$96,951	$(486)	$405	$97,351

See accompanying notes.

The Fresh Market, Inc.

Statements of Cash Flows (unaudited)

(In thousands)

	For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
Operating activities
Net income	$23,987	$31,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,470	16,173
Impairments and loss on disposal of property and equipment	187	533
Share-based compensation	1,099	—
Share-based compensation associated with liability awards	—	601
Deferred income taxes	8,159	—
Change in assets and liabilities:
Accounts receivable	(1,146)	(1,964)
Inventories	193	2,250
Prepaid expenses and other assets	(2,223)	(3,182)
Accounts payable	4,784	1,930
Accrued liabilities and other long-term liabilities	(1,717)	5,703

Net cash provided by operating activities	50,793	53,240
Investing activities
Purchases of property and equipment	(44,086)	(19,041)
Proceeds from sale of property and equipment	113	25

Net cash used in investing activities	(43,973)	(19,016)
Financing activities
Borrowings on revolving credit note	258,890	155,052
Payments made on revolving credit note	(264,040)	(166,740)
Debt issuance costs	(1,056)	—
Distributions to stockholders	—	(23,479)

Net cash used in financing activities	(6,206)	(35,167)

Net increase (decrease) in cash and cash equivalents	614	(943)
Cash and cash equivalents at beginning of period	7,867	7,889

Cash and cash equivalents at end of period	$8,481	$6,946

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$827	$1,187

Cash paid during the period for taxes	$8,160	$362

See accompanying notes.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements

July 31, 2011

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

On January 26, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which will now begin January 31, 2011 and end January 29, 2012. As a result, the second quarter and year to date periods represent the thirteen and twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively.

The Company has determined that it has only one reportable segment. All of the Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral and prepared foods. Non-perishable categories primarily consist of traditional grocery and dairy products as well as specialty foods, including bulk, coffee, candy, and beer and wine. The following is a summary of the percentage for the sales of perishable and non-perishable items:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Perishable	68.3%	68.4%	67.4%	67.5%
Non-perishable	31.7%	31.6%	32.6%	32.5%

Unaudited Pro Forma Income per Share

In connection with the Company’s initial public offering, the Company terminated its S-corporation status and became subject to additional entity-level taxes beginning on November 9, 2010.

The Company has presented unaudited pro forma income per share data for the thirteen and twenty-six weeks ended August 1, 2010 on the accompanying statements of income that was derived using the unaudited pro forma net income as presented. In calculating pro forma net income, the Company has adjusted historical net income to include an estimate for federal and state income taxes as if the Company were a C-corporation during that period. Pro forma income tax has been estimated using a blended statutory federal and state income tax rate of 39.0% for the thirteen and twenty-six weeks ended August 1, 2010.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United States. This amendment does not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial statements.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. The update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial statements.

2. Long-Term Debt

Long-term debt is as follows:

	July 31, 2011	January 30, 2011
Unsecured revolving credit note, with maximum available borrowings of $175,000, interest payable monthly at one-month LIBOR plus a margin, weighted-average interest rate of 3.3% and 1.5% for the twenty-six weeks ended July 31, 2011 and the one month ended January 30, 2011, respectively	$76,700	$81,850

On February 22, 2011, the Company terminated its revolving credit facility that had been in place at January 30, 2011 and entered into a credit agreement with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility refinances and replaces the Company’s credit agreement dated February 27, 2007 by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and the several other lending institutions (the “2007 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While the Company currently has no material domestic subsidiaries, other entities will guarantee the Company’s obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries of the Company during the term of the 2011 Credit Facility

The 2011 Credit Facility provides for total borrowings of up to $175,000. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lender(s) to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25,000 and a swing line sublimit of $10,000.

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

The loan agreement also provides the Company with standby letter of credit facilities up to $25,000, of which $8,293 and $6,962 were outstanding at July 31, 2011 and January 30, 2011, respectively. The beneficiaries of these letters of credit are the Company’s workers’ compensation insurance carriers and a utility company.

3. Interest Rate Swap Agreements

The Company uses an interest rate swap agreement to hedge variable cash flows associated with the interest on the Company’s revolving credit note by effectively converting a portion of its long-term debt from variable to fixed rates. The following are the key terms of the Company’s interest rate swap agreement in place at July 31, 2011:

Notional Amount	Termination Date	Fixed Rate Paid	Variable Rate Received
$ 15,000	November 15, 2011	4.91%	One-month LIBOR

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

3. Interest Rate Swap Agreements (continued)

The Company’s interest rate swap has been designated as a cash flow hedge. The fair value of the interest rate swap was a liability of $238 and $546 at July 31, 2011 and January 30, 2011, respectively, and is included in accrued liabilities. Changes in the fair value of the interest rate swap agreement are recognized as a component of comprehensive income. The cumulative change in fair value since the inception of the interest rate swap was recorded as accumulated other comprehensive loss that reduces stockholders’ equity on the accompanying balance sheets.

The unrealized loss on the interest rate swap in accumulated other comprehensive loss will be reclassified to interest expense over the remaining term of the agreement. The Company reclassified $179 and $310 for the thirteen weeks ended July 31, 2011 and August 1, 2010 and $353 and $675 for the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively from unrealized loss on interest rate swaps to interest expense. The Company expects to reclassify approximately $238 from accumulated other comprehensive loss to interest expense during the interest rate swap’s remaining term. The Company’s cash flow hedge did not have any hedge ineffectiveness for the twenty-six weeks ended July 31, 2011 and August 1, 2010. If it is determined that the interest rate swap ceases to be highly effective as a hedge, the Company will discontinue hedge accounting prospectively.

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

The carrying amount of the Company’s interest rate swap is measured at fair value, on a recurring basis, using a standard valuation model that incorporates inputs other than quoted prices that are observable, primarily estimated spot interest rates during the remaining life of the interest rate swap. The classification of the Company’s interest rate swap at July 31, 2011 and January 30, 2011 is as follows:

Fair Value Measurements	Level 1	Level 2	Level 3	Total
As of July 31, 2011:
Interest rate swap	$—	$(238)	$—	$(238)
As of January 30, 2011:
Interest rate swap	$—	$(546)	$—	$(546)

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

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

5. Employee Benefits

Shadow Equity Bonus Plan

The Company sponsored a shadow equity bonus plan under which variable bonus awards were granted to certain key employees at different times during the year. Bonus awards were effective as of January 1 of the year of grant and fully vest on January 1 of the fifth year after the award was granted if the employee remained employed as of that date. The Company recorded compensation expense ratably over the vesting period. As of January 30, 2011, other events that triggered vesting of bonus awards included the disability or death of the employee or a sale of the Company, which was defined as a sale of all or substantially all of its assets or equity as defined in the shadow equity bonus plan agreement (the “shadow equity agreement”). In March 2011, in order to clarify the intent of the board of directors at the time the shadow equity bonus awards were granted, the board of directors amended the form of shadow equity bonus award agreement to provide that a “sale of the company” includes a transaction as a result of which the Berry family (as defined in the shadow equity agreement) holds less than 50% of the equity interests in the Company.

The Company recognized compensation expense of nil and $355 for the thirteen weeks ended July 31, 2011 and August 1, 2010, and $398 and $630, for the twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively. There is no remaining balance in accrued liabilities as the outstanding shadow equity bonus amounts vested as a result of the secondary offering of the Company’s stock, which constituted a “sale of the company” as defined in the shadow equity agreement as amended, and the full vested amounts were paid during the thirteen week period ending July 31, 2011.

6. Share-based Compensation

Stock Options - 2010 Omnibus Incentive Compensation Plan

The Company grants options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, which was adopted and approved by the Board of Directors during 2010. At July 31, 2011 approximately 2,800,000 shares of the Company’s common stock, were available for share-based awards.

As of July 31, 2011 and January 30, 2011, there were approximately 601,000 and 605,000 shares of nonvested stock options outstanding and $4,761 and $5,532, respectively, of unrecognized share-based compensation expense. The Company anticipates the remaining expense to be recognized over a period of 3.2 years.

Share-based compensation expense related to stock options recognized during the thirteen weeks and twenty-six weeks ended July 31, 2011 totaled $358 and $726, and is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

Restricted Stock Awards – 2010 Omnibus Incentive Plan

In November 2010 the Company awarded approximately 117,000 shares of restricted stock units (RSUs) to employees, which will vest in 25% annual increments on each of the first four anniversaries of the date of the grant. The Company also awarded approximately 5,500 shares of restricted stock awards to non-employee directors in November 2010. The terms of these restricted stock awards provided that the awards would vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders pursuant to the Plan. The Company held its annual meeting of stockholders on August 18, 2011 and, at such time, the shares of restricted stock vested. Fair value of the restricted share issuances on grant date totaled $2,575 and $120, respectively. The fair value of RSUs and restricted stock awards is based on the fair market value of the Company’s common stock on the date of grant. The Company recorded $190 and $373 of share-based compensation expense related to these awards during the thirteen and twenty-six weeks ended July 31, 2011 which is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

6. Share-based Compensation (continued)

As of July 31, 2011, total remaining unearned compensation cost related to nonvested stock awards was $1,990, which will be amortized over the remaining service period of approximately 3.2 years.

Employee Stock Purchase Plan

In November 2010, the Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s board of directors in connection with The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. Beginning July 1, 2011, eligible employees may participate in the ESPP plan to purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. The number of shares of common stock that are authorized and available for issuance under the ESPP is 1,000,000.

Under the ESPP, the first issuance of shares will not occur until on or after September 30, 2011.

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

The 2009 option awards were scheduled to vest in 2019 or upon the occurrence of certain events, including an initial public offering. Because the awards vest upon satisfaction of either a service or performance condition, the Company recognized compensation expense for these awards over the service term of 10 years, in accordance with authoritative guidance. These options vested on November 4, 2010, due to the initial public offering of the Company’s stock. Prior to the initial public offering, the Company recognized $162 and $601 in compensation expense related to these awards for the thirteen and twenty-six weeks ended August 1, 2010 which is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

7. Income Taxes

Prior to November 9, 2010 the Company was treated for federal and certain state income tax purposes as an S-corporation under the Internal Revenue Code and state laws. As a result, the earnings of the Company were taxed for federal and most state income tax purposes directly to the stockholders of the Company. Therefore, no provision or liability for federal and state income tax was provided in the Company’s financial statements except for those states where S-corporation status was not recognized. The provision for income taxes was $6,001 and $14,167 for the thirteen and twenty-six weeks ended July 31, 2011 compared to a $3 tax benefit and a provision of $172 for the thirteen and twenty-six weeks ended August 1, 2010, respectively.

8. Earnings per Share

The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 31, 2011 and August 1, 2010, respectively, includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and restricted stock awards.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

8. Earnings per Share (continued)

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net income available to common stockholders’ (numerator for basic earnings per share)	$10,507	$11,300	$23,987	$31,196

Weighted average common shares outstanding (denominator for basic earnings per share)	47,993,336	47,991,045	47,992,190	47,991,045
Potential common shares outstanding: Incremental shares from share-based awards	128,501	—	129,532	—

Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,121,837	47,991,045	48,121,722	47,991,045

Basic and diluted earnings per share	$0.22	$0.24	$0.50	$0.65

9. Commitments and Contingencies

Distributions to Stockholders

The Company did not declare dividends during the thirteen and twenty-six weeks ended July 31, 2011. However, the Company declared dividends in the amount of $5,797 and $23,411 during the thirteen and twenty-six weeks ended August 1, 2010. A portion of the cash distributions paid to stockholders was to provide them with funds to pay the applicable income taxes owed on taxable income generated by the Company while it was an S-corporation. The remaining dividends were discretionary distributions paid by the Company.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of July 31, 2011, we operated 106 stores in 21 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

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

Gross Profit

Gross profit is equal to our sales minus our cost of goods sold. Gross margin rate measures gross profit as a percentage of our sales. Cost of goods sold includes the direct costs of purchased merchandise, distribution and supply chain costs, buying costs, store supplies and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, personal property taxes, insurance, licenses and utilities. The components of our cost of goods sold may not be identical to those of our competitors. As a result, data in this Form 10-Q regarding our gross profit and gross margin rate may not be comparable to similar data made available by our competitors.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 31, 2011		August 1, 2010		July 31, 2011		August 1, 2010
	(dollars in thousands, except share and per share amounts)
Statement of Income Data:
Sales	$259,543	100.0%	$228,377	100.0%	$524,003	100.0%	$468,841	100.0%
Cost of goods sold	174,578	67.3%	155,968	68.3%	349,464	66.7%	316,109	67.4%

Gross profit	84,965	32.7%	72,409	31.7%	174,539	33.3%	152,732	32.6%
Selling, general and administrative expenses	58,830	22.7%	51,909	22.7%	117,805	22.5%	103,755	22.1%
Store closure and exit costs	109	0.0%	169	0.1%	239	0.0%	429	0.1%
Depreciation	9,032	3.5%	8,481	3.7%	17,372	3.3%	16,149	3.4%

Income from operations	16,994	6.5%	11,850	5.2%	39,123	7.5%	32,399	6.9%
Interest expense	486	0.2%	553	0.2%	969	0.2%	1,196	0.3%
Other (income)	—	0.0%	—	0.0%	—	0.0%	(165)	0.0%

Income before provision (benefit) for income taxes	16,508	6.4%	11,297	4.9%	38,154	7.3%	31,368	6.7%
Tax provision (benefit)	6,001	2.3%	(3)	0.0%	14,167	2.7%	172	0.0%

Net income	$10,507	4.0%	$11,300	4.9%	$23,987	4.6%	$31,196	6.7%

Net income per share
Basic and diluted	$0.22		$0.24		$0.50		$0.65
Dividends declared per common share	$—		$0.12		$—		$0.49
Shares used in computation of net income per share,
Basic	47,993,336		47,991,045		47,992,190		47,991,045
Diluted	48,121,837		47,991,045		48,121,722		47,991,045
Pro Forma Data:
Income before provision for income taxes			$11,297	4.9%			$31,368	6.7%
Pro forma provision for income taxes (1)			4,408	1.9%			12,240	2.6%

Pro forma net income (1)			$6,889	3.0%			$19,128	4.1%

Pro forma net income per share
Basic and diluted			$0.14				$0.40

Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Other Operating Data:
Number of stores at end of period	106	95	106	95
Comparable store sales growth (2)	4.6%	4.1%	4.3%	4.9%
Gross square footage at end of period (in thousands)	2,242	2,029	2,242	2,029
Average comparable store size (gross square feet) (3)	21,221	21,192	21,262	21,148
Comparable store sales per gross square foot during period (3)	$119	$115	$244	$236

(1)	Prior to November 9, 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-corporation election and converted to a C-corporation on November 9, 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that are reflected in our financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using blended statutory federal and state income tax rates of 39.0 % for the thirteen and twenty-six week periods ended August 1, 2010. The tax rate reflects the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for the period.
(2)	Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by our competitors.
(3)	Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period.

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

As a result of the change in our fiscal year-end, our first three fiscal quarters of each fiscal year, each of which fiscal quarter will now consist of three periods of four, four and five weeks, will also end on different dates from prior periods. Accordingly, we have recast our prior year fiscal quarters in a Form 8-K filed with the Securities and Exchange Commission on June 14, 2011. By recasting these periods, the quarterly and year to date information for fiscal 2010 is comparable to the information for fiscal 2011.

Secondary Offering of Common Stock by Certain Selling Stockholders

On April 27, 2011 the Company, certain stockholders of the Company who owned shares of the Company’s common stock prior to the Company’s initial public offering (the “selling stockholders”) and several underwriters entered into an Underwriting Agreement pursuant to which the selling stockholders offered and sold 11,919,058 shares of the Company’s common stock at $42.50 per share in an underwritten public offering. The secondary public offering of the 11,919,058 shares closed on May 3, 2011. The Company did not receive proceeds from the sale of the shares of common stock by the selling stockholders and it expensed $1.1 million of the costs associated with the offering in the twenty-six week period ended July 31, 2011, which is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

Items Impacting Comparability

Thirteen weeks ended July 31, 2011

Net income for the thirteen weeks ended July 31, 2011 was $10.5 million versus net income of $11.3 million for the thirteen weeks ended August 1, 2010. Items impacting comparability between the thirteen weeks ended July 31, 2011 and the corresponding prior year period include the following items.

•

Approximately $6.0 million increase for the thirteen weeks ended July 31, 2011 versus the thirteen weeks ended August 1, 2010 for the provision for income taxes resulting from the termination of our S-corporation election and conversion to a C-corporation on November 9, 2010 in connection with our initial public offering. We are now subject to additional entity level taxes that are reflected in our financial statements.

Twenty-six weeks ended July 31, 2011

Net income for the twenty-six weeks ended July 31, 2011 was $24.0 million versus net income of $31.2 million for the twenty-six weeks ended August 1, 2010. Items impacting comparability between the twenty-six weeks ended July 31, 2011 and the corresponding prior year period include the following items.

•

Approximately $1.1 million or $0.02 per share on an after tax diluted basis for the twenty-six weeks ended July 31, 2011 versus the twenty-six weeks ended August 1, 2010, in issuance costs in conjunction with our secondary offering. As agreed upon by and among the Company and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions. We received no proceeds in connection with the secondary offering and all fees and expenses incurred during the twenty-six weeks ended July 31, 2011 were expensed and included in the “Selling, general and administrative expenses” line item on the statements of income. The issuance costs reduced operating income and net income by approximately 20 basis points as a percentage of sales.

•

Approximately $14.0 million increase for the twenty-six weeks ended July 31, 2011 versus the twenty-six weeks ended August 1, 2010 for the provision for income taxes resulting from the termination of our S-corporation election and conversion to a C-corporation on November 9, 2010 in connection with our initial public offering. We are now subject to additional entity level taxes that are reflected in our financial statements.

Period to Period Comparisons

Thirteen Weeks Ended July 31, 2011 Compared to the Thirteen Weeks Ended August 1, 2010

Sales

Sales increased 13.6%, or $31.2 million, to $259.5 million for the thirteen weeks ended July 31, 2011, resulting from a $10.3 million increase in comparable store sales and a $20.9 million increase in non-comparable store sales. The increase in sales was primarily attributable to sales from 11 stores that opened subsequent to August 1, 2010 and an overall increase in comparable store sales. There were 94 comparable stores and 12 non-comparable stores open at July 31, 2011.

Comparable store sales increased 4.6% for the thirteen weeks ended July 31, 2011 compared to the thirteen weeks ended August 1, 2010, driven by a 1.0% increase in the number of transactions and a 3.6% increase in the average transaction size at our comparable stores. Average customer transaction size increased to $30.25 for the thirteen weeks ended July 31, 2011 from $29.20 compared to the thirteen weeks ended August 1, 2010.

Gross Profit

Gross profit increased 17.3%, or $12.6 million, to $85.0 million for the thirteen weeks ended July 31, 2011 over the same period of the prior fiscal year. The amount of the increase in gross profit attributable to increased sales was $9.9 million and the amount of the increase in gross profit attributable to increased gross margin rate was $2.7 million. Our cost of goods sold increased by $18.6 million for the thirteen weeks ended July 31, 2011 compared to the thirteen weeks ended August 1, 2010, primarily attributable to a $17.5 million increase in product costs and a $0.8 million increase in store occupancy costs. Gross margin rate increased 100 basis points to 32.7% for the thirteen weeks ended July 31, 2011 from 31.7% for the thirteen weeks ended August 1, 2010. The increase in our gross margin rate was primarily from a blend of merchandise margin expansion, reduced supplies cost as a percent of sales and leverage in occupancy costs due primarily to the timing of new store openings for the thirteen weeks ended July 31, 2011 versus the thirteen weeks ended August 1, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.3%, or $6.9 million, to $58.8 million for the thirteen weeks ended July 31, 2011 over the same period of the prior fiscal year. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended July 31, 2011 compared to the thirteen weeks ended August 1, 2010, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended July 31, 2011, our store-level compensation expenses increased $4.0 million and our other store operating expenses increased $1.9 million, compared to the thirteen weeks ended August 1, 2010. In addition, our corporate administrative expenses increased $1.1 million for the thirteen weeks ended July 31, 2011 as compared to the thirteen weeks ended August 1, 2010, primarily attributable to our investment in headcount, employee related expenses and incremental public company costs.

Selling, general and administrative expenses as a percentage of sales remained constant at 22.7% for the thirteen weeks ended July 31, 2011 as compared to the same period of the prior fiscal year. Store-level compensation expense improved by 40 basis points as a percentage of sales for the thirteen weeks ended July 31, 2011, compared to the corresponding period in 2010, which was mostly offset by a 30 basis points increase in incremental public company costs and an increase in new store opening costs and other direct store expenses.

Income from Operations

Income from operations increased 43.4%, or $5.1 million, to $17.0 million for the thirteen weeks ended July 31, 2011 over the same period of the prior fiscal year. Income from operations as a percentage of sales for the thirteen weeks ended July 31, 2011 increased to 6.5% from 5.2% for the thirteen weeks ended August 1, 2010. Depreciation increased 6.5% or $0.5 million, to $9.0 million for the thirteen weeks ended July 31, 2011 over the same period of the prior fiscal year, which was principally attributable to store growth over that time. The primary drivers of the increased operating margin were the improvements related to gross margin and store-level compensation expenses and increased leverage with depreciation expense, which more than offset the 30 basis point increase incurred in connection with the incremental public company costs.

Interest Expense

Interest expense decreased 12.2%, or $0.1 million, to $0.5 million for the thirteen weeks ended July 31, 2011 over the same period of the prior fiscal year, due primarily to reduced weighted-average borrowings under our revolving credit facility and the expiration of one of our interest rate swaps in 2010 for which we paid a fixed rate of 3.9% on the notional amount of $15.0 million.

Income Tax Expense

Income tax expense increased $6.0 million for the thirteen weeks ended July 31, 2011 as compared to the thirteen weeks ended August 1, 2010. The increase was attributable to the termination of our S-corporation election and the conversion to a C-corporation on November 9, 2010 in connection with our initial public offering, and as a result, we are now subject to additional entity-level taxes that are reflected in our financial statements.

The effective income tax rate for the thirteen weeks ended July 31, 2011 is lower than the pro forma tax rate used for the thirteen weeks ended August 1, 2010 due to our implementation of certain tax saving initiatives.

Net Income

As a result of the foregoing, net income decreased 7.0%, or $0.8 million, to $10.5 million for the thirteen weeks ended July 31, 2011 as compared to the same period of the prior fiscal year. Net income as a percentage of sales for the thirteen weeks ended July 31, 2011 decreased to 4.0 % from 4.9% for the thirteen weeks ended August 1, 2010.

On a pro forma basis, net income increased 52.5%, or $3.6 million, to $10.5 million for the thirteen weeks ended July 31, 2011, as compared to pro forma net income of $6.9 million for the thirteen weeks ended August 1, 2010. Net income as a percentage of sales increased 100 basis points to 4.0% for the thirteen weeks ended July 31, 2011 as compared to 3.0% for pro forma net income as a percentage of sales for the thirteen weeks ended August 1, 2010.

Twenty-Six Weeks Ended July 31, 2011 Compared to the Twenty-Six Weeks Ended August 1, 2010

Sales

Sales increased 11.8%, or $55.2 million, to $524.0 million for the twenty-six weeks ended July 31, 2011, resulting from a $20.0 million increase in comparable store sales and a $35.2 million increase in non-comparable store sales. The increase in sales was primarily attributable to sales from 11 stores that opened subsequent to August 1, 2010, increased sales from 3 stores that were only opened during a portion of 2010 and an overall increase in comparable store sales. There were 94 comparable stores and 12 non-comparable stores open at July 31, 2011.

Comparable store sales increased 4.3% for the twenty-six weeks ended July 31, 2011 compared to the twenty-six weeks ended August 1, 2010, driven by a 1.3% increase in the number of transactions and a 3.0% increase in the average transaction size at our comparable stores. Average customer transaction size increased to $30.36 for the twenty-six weeks ended July 31, 2011 from $29.49 compared to the twenty-six weeks ended August 1, 2010.

Gross Profit

Gross profit increased 14.3%, or $21.8 million, to $174.5 million for the twenty-six weeks ended July 31, 2011 over the same period of the prior fiscal year. The amount of the increase in gross profit attributable to increased sales was $18.0 million and the amount of the increase in gross profit attributable to increased gross margin rate was $3.8 million. Our cost of goods sold increased by $33.4 million for the twenty-six weeks ended July 31, 2011 compared to the twenty-six weeks ended August 1, 2010, primarily attributable to a $31.0 million increase in product costs and a $2.0 million increase in store occupancy costs. Gross margin rate increased 70 basis points to 33.3% for the twenty-six weeks ended July 31, 2011 from 32.6% for the twenty-six weeks ended August 1, 2010. The increase in our gross margin rate was primarily attributable to increased merchandise margin as well as leverage in occupancy and supplies cost for the twenty-six weeks ended July 31, 2011 versus the twenty-six weeks ended August 1, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.5%, or $14.0 million, to $117.8 million for the twenty-six weeks ended July 31, 2011 over the same period of the prior fiscal year. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the twenty-six weeks ended July 31, 2011 compared to the twenty-six weeks ended August 1, 2010, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the twenty-six weeks ended July 31, 2011, our store-level compensation expenses increased $7.3 million and our other store operating expenses increased $3.2 million, compared to the twenty-six weeks ended August 1, 2010. In addition, our corporate administrative expenses increased $2.9 million for the twenty-six weeks ended July 31, 2011 as compared to the twenty-six weeks ended August 1, 2010, primarily attributable to our investment in headcount, employee related expenses and incremental public company costs. Under the terms of a registration rights agreement entered into in connection with our initial public offering, we also incurred an additional $1.1 million of issuance costs included in selling, general and administrative expenses, which provided a benefit to certain selling stockholders, related to the secondary offering of shares of our common stock, which closed on May 3, 2011. The Company did not receive any proceeds from the sale of shares of our common stock in the secondary offering.

Selling, general and administrative expenses as a percentage of sales for the twenty-six weeks ended July 31, 2011 increased by 40 basis points to 22.5% from 22.1% for the twenty-six weeks ended August 1, 2010. The increase in selling, general and administrative expenses as a percentage of sales was due to higher corporate expenses, primarily attributable to nearly $1.5 million, or approximately 30 basis points as a percentage of sales, of incremental public company costs. The remaining increase was due to expenses incurred in connection with the public offering of our common stock, which was approximately 20 basis points as a percentage of sales for the twenty-six weeks ended July 31, 2011, compared to the corresponding period in 2010, which was partially offset by an improvement in store-level compensation expense as a percentage of sales.

Income from Operations

Income from operations increased 20.8%, or $6.7 million, to $39.1 million for the twenty-six weeks ended July 31, 2011 over the same period of the prior fiscal year. Income from operations as a percentage of sales for the twenty-six weeks ended July 31, 2011 increased to 7.5% from 6.9% for the twenty-six weeks ended August 1, 2010. Depreciation increased 7.6 % or $1.2 million, to $17.4 million for the twenty-six weeks ended July 31, 2011 over the same period of the prior fiscal year, which was principally attributable to store growth over that time. The primary drivers of the increased operating margin were the improvements related to gross margin and store-level compensation expenses, which more than offset the 50 basis points increase incurred in connection with the public offering costs of our common stock and the incremental public company costs.

Interest Expense

Interest expense decreased 19.0%, or $0.2 million, to $1.0 million for the twenty-six weeks ended July 31, 2011 over the same period of the prior fiscal year, due primarily to reduced weighted-average borrowings under our revolving credit facility and the expiration of one of our interest rate swaps in 2010 for which we paid a fixed rate of 3.9% on the notional amount of $15.0 million.

Income Tax Expense

Income tax expense increased $14.0 million for the twenty-six weeks ended July 31, 2011 as compared to the twenty-six weeks ended August 1, 2010. The increase was attributable to the termination of our S-corporation election and the conversion to a C-corporation on November 9, 2010 in connection with our initial public offering, and as a result, we are now subject to additional entity-level taxes that are reflected in our financial statements.

The effective income tax rate for the twenty-six weeks ended July 31, 2010 is lower than the pro forma tax rate used for the twenty-six weeks ended August 1, 2010 due to our implementation of certain tax saving initiatives.

Net Income

As a result of the foregoing, net income decreased 23.1%, or $7.2 million, to $24.0 million for the twenty-six weeks ended July 31, 2011 over the same period of the prior fiscal year. Net income as a percentage of sales for the twenty-six weeks ended July 31, 2011 decreased to 4.6% from 6.6% for the twenty-six weeks ended August 1, 2010.

On a pro forma basis, net income increased 25.4%, or $4.9 million, to $24.0 million for the twenty-six weeks ended July 31, 2011, as compared to pro forma net income of $19.1 million for the twenty-six weeks ended August 1, 2010. Net income as a percentage of sales increased to 4.6% for the twenty-six weeks ended July 31, 2011as compared to 4.1% for the pro forma net income as a percentage of sales for the twenty-six weeks ended August 1, 2010. Issuance costs associated with our secondary offering reduced our net income as a percentage of sales by 20 basis points for the twenty-six weeks ended July 31, 2011.

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

We were in compliance with all debt covenants under our revolving credit facility as of July 31, 2011. At July 31, 2011, we had $8.5 million in cash and cash equivalents and $90.0 million in borrowing availability under our revolving credit facility.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, including both organic and external growth, which may comprise acquisitions of businesses, assets, and leasehold rights, we may elect to pursue additional expansion opportunities within the next year which could require additional debt or equity financing. If we are unable to secure additional financing at favorable terms in order to pursue such additional expansion opportunities, our ability to pursue such opportunities could be materially adversely affected.

A summary of our operating, investing and financing activities is shown in the following table:

	For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
Net cash provided by operating activities	$50,793	$53,240
Net cash used in investing activities	(43,973)	(19,016)
Net cash used in financing activities	(6,206)	(35,167)

Net increase (decrease) in cash and cash equivalents	$614	$(943)

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, share-based compensation, changes in deferred taxes, the effect of working capital changes and realized losses on disposal of property and equipment.

	For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
Net income	$23,987	$31,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,470	16,173
Impairments and loss on disposal of property and equipment	187	533
Share-based compensation	1,099	—
Share-based compensation associated with liability awards	—	601
Deferred income taxes	8,159	—
Change in working capital	(109)	4,737

Net cash provided by operating activities	$50,793	$53,240

Net cash provided by operating activities decreased 4.6%, or $2.4 million, to $50.8 million for the twenty-six weeks ended July 31, 2011 over the same period of the prior fiscal year. The decrease in net cash provided by operating activities was due to increased tax payments and other changes in working capital.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
Purchases of property and equipment	$(44,086)	$(19,041)
Proceeds from sale of property and equipment	113	25

Net cash used in investing activities	$(43,973)	$(19,016)

Capital expenditures increased 131.5%, or $25.0 million, to $44.1 million for the twenty-six weeks ended July 31, 2011 over the same period of the prior fiscal year. The increase in capital expenditures was primarily due to an increase in new store construction during the twenty-six weeks ended July 31, 2011 over the same period of the prior fiscal year. Additionally, we purchased land for the development of new stores, including a building, and we incurred additional expenditures related to information technology and merchandising initiatives.

We plan to spend approximately $85 million to $90 million on capital expenditures during fiscal 2011, of which approximately 90% will be in connection with opening new stores and relocating and remodeling existing stores, with the remainder being used for other capital expenditures.

We plan to open 12 to 14 new stores during fiscal 2011, six of which were open as of July 31, 2011. Our working capital requirements for inventory will likely continue to increase as we continue to open additional stores.

Financing Activities

Cash used in financing activities consisted principally of borrowings and payments under our revolving credit facility and, in the prior fiscal year, also included distributions to our stockholders. Distributions to our stockholders consisted of both discretionary distributions and distributions to enable our stockholders to pay their tax obligations that resulted from our S-corporation status, which we funded through borrowings under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock.

	For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
Borrowings on revolving credit note	$258,890	$155,052
Payments made on revolving credit note	(264,040)	(166,740)
Debt issuance costs	(1,056)	—
Distributions to stockholders	—	(23,479)

Net cash used in financing activities	$(6,206)	$(35,167)

Net cash used in financing activities during the twenty-six weeks ended July 31, 2011 and August 1, 2010 was $6.2 million and $35.2 million, respectively. The $29.0 million decrease in net cash used in financing activities was primarily due to the elimination of distributions to our stockholders. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. On February 22, 2011, we terminated our 2007 Credit Facility and entered into a new 2011 Credit Facility. At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility, which is included in both borrowings and payments on the revolving credit agreement during the twenty-six weeks ended July 31, 2011. In connection with the new credit agreement we incurred approximately $1.1 million in debt issuance costs.

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

We were in compliance with all debt covenants under our revolving credit facility as of July 31, 2011.

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

Inflation

While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen weeks and twenty-six weeks ended July 31, 2011. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes and changes in market values of our investments and long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility carries floating interest rates that are tied to LIBOR, the Eurodollar rate, and the base rate plus an applicable margin, as defined by the terms of the 2011 Credit Facility, and therefore, our Statements of Income and our Cash Flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have used interest rate swap agreements to hedge a portion of the variable cash flows associated with the interest on our revolving credit facility and at July 31, 2011 we were party to an interest rate swap agreement which covers $15.0 million of the indebtedness under our revolving credit facility. The fair market value of our interest rate swap was a loss of $0.2 million at July 31, 2011 and $0.5 million at January 30, 2011, which is recorded in accrued liabilities on our balance sheets. Changes in the fair value of the interest rate swap agreement is recognized as a component of comprehensive income and recorded in accumulated other comprehensive loss in the stockholders’ equity section of our balance sheets. Even after giving effect to the agreement, we are exposed to risks due to fluctuations in the market value of the agreement and changes in interest rates with respect to the portion of our revolving credit facility that is not covered by this agreement. Based upon a sensitivity analysis at July 31, 2011, a hypothetical 1.0% change in interest rates would have changed our annual interest expense by approximately $0.6 million. We do not use derivative financial instruments for speculative or trading purposes, however, this does not preclude our adoption of specific hedging strategies in the future.

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

Item 6 – Exhibits

Exhibit 10.1	The Fresh Market, Inc. Employee Stock Purchase Plan (as amended)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial information from the Company’s Quarterly Report of Form 10-Q, for the period ended July 31, 2011, formatted in eXtensible Business Reporting Language: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Stockholders’ Equity and Comprehensive Income, (iv) Statements of Cash Flows, (v) Notes to Financial Statements (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 12, 2011	THE FRESH MARKET, INC.

	By:	/s/ Lisa Klinger
Lisa K. Klinger
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)