Form 10-Q
period 2011-10-30
Fresh Market, Inc.
filed 2011-12-08
CIK 1489979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2011

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 30, 2011 was 48,028,643 shares.

The Fresh Market, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Introductory Note

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

We changed our fiscal year-end in order to offer more comparable quarterly and annual data to our investors. As a specialty retailer focused on foods, our operations are more active during the periods surrounding holidays and can be subject to seasonal differences in the event that holiday periods fall within a particular fiscal period one year and a different fiscal period in a subsequent year. By changing our fiscal year-end, revenues, including the use of gift cards given as holiday gifts, in the months of December and January will now appear in the same fiscal quarter and fiscal year resulting in greater comparability of our period to period financial results regardless of whether significant shopping occurs at the end of December or the beginning of January. In addition, the Easter holiday and the time periods surrounding Easter are significant shopping periods for us and the change in our fiscal year-end means that these periods will always be in our first fiscal quarter rather than occurring variously from one year to the next in the first quarter or the second quarter. We believe that this change in fiscal year-end will provide investors with a more comparable quarterly and annual picture of our operations.

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

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission, on our website, or otherwise.

Part 1

Item1. Financial Information

The Fresh Market, Inc.

Balance Sheets (unaudited)

(In thousands, except share amounts)

	October 30, 2011	January 30, 2011
Assets
Current assets:
Cash and cash equivalents	$9,696	$7,867
Accounts receivable, net	3,164	1,296
Inventories	39,068	31,141
Prepaid expenses and other current assets	5,234	5,306
Deferred income taxes	7,662	6,109

Total current assets	64,824	51,719

Property and equipment:
Land	5,451	1,685
Buildings	4,579	-
Store fixtures and equipment	224,474	206,909
Leasehold improvements	126,166	109,203
Office furniture, fixtures, and equipment	9,699	8,735
Automobiles	1,155	1,007
Construction in progress	37,261	17,042

Total property and equipment	408,785	344,581
Accumulated depreciation	(161,359)	(139,427)

Total property and equipment, net	247,426	205,154
Other assets	3,444	1,984

Total assets	$315,694	$258,857

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,914	$25,398
Accrued liabilities	52,463	41,040

Total current liabilities	86,377	66,438

Long-term debt	76,000	81,850
Closed store reserves	2,014	2,145
Deferred income taxes	30,233	23,293
Other long-term liabilities	13,820	13,054

Total noncurrent liabilities	122,067	120,342

Commitments and contingencies (Notes 2 and 8)

Stockholders’ equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized,none issued	-	-
Common stock – $0.01 par value; 200,000,000 shares authorized, 47,997,218 and 47,991,045 shares issued and outstanding at October 30, 2011 and January 30, 2011, respectively	481	481
Additional paid-in capital	97,522	95,852
Accumulated other comprehensive loss – interest rate swaps	(308)	(674)
Retained earnings (accumulated deficit)	9,555	(23,582)

Total stockholders’ equity	107,250	72,077

Total liabilities and stockholders’ equity	$315,694	$258,857

See accompanying notes.

The Fresh Market, Inc.

Statements of Income (unaudited)

(In thousands, except share and per share amounts)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Sales	$263,260	$235,768	$787,263	$704,609
Cost of goods sold	179,066	158,974	528,530	475,083

Gross profit	84,194	76,794	258,733	229,526

Operating expenses:
Selling, general and administrative expenses	60,283	55,000	178,088	158,755
Store closure and exit costs	99	217	338	646
Depreciation	9,309	8,525	26,681	24,674

Income from operations	14,503	13,052	53,626	45,451
Other (income) expenses:
Interest expense	481	536	1,450	1,732
Other income, net	(2)	-	(2)	(165)

	479	536	1,448	1,567

Income before provision for income taxes	14,024	12,516	52,178	43,884
Tax provision	4,874	125	19,041	297

Net income	$9,150	$12,391	$33,137	$43,587

Net income per share:
Basic and diluted	$0.19	$0.26	$0.69	$0.91

Dividends declared per common share	$-	$0.17	$-	$0.66

Weighted average common shares outstanding:
Basic	47,996,697	47,991,045	47,993,688	47,991,045

Diluted	48,127,549	47,991,045	48,124,656	47,991,045

Pro forma net income data:
Income before provision for income taxes		$12,516		$43,884
Pro forma tax provision		4,884		17,124

Pro forma net income		$7,632		$26,760

Pro forma net income per share:
Basic and diluted		$0.16		$0.56

Pro forma weighted average common shares outstanding:
Basic and diluted		47,991,045		47,991,045

See accompanying notes.

The Fresh Market, Inc.

Statements of Stockholders’ Equity and Comprehensive Income (unaudited)

(In thousands, except share amounts)

	Common Stock, $0.01 par value		Additional	Accumulated Other	(Accumulated Deficit)	Total
	Common Shares Outstanding	Common Stock	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity

Balance at December 31, 2010	47,991,045	$481	$95,655	$(682)	$(26,242)	$69,212

Share-based compensation	-	-	197	-	-	197
Comprehensive income:
Net income	-	-	-	-	2,660	2,660
Other comprehensive income - interest rate swaps, net of tax of $5	-	-	-	8	-	8

Total comprehensive income						2,668

Balance at January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077

Issuance of restricted stock awards	5,454	-	-	-	-	-
Issuance of common stock under Employee Stock Purchase Plan	719	-	27	-	-	27
Share-based compensation	-	-	1,643	-	-	1,643
Comprehensive income:
Net income	-	-	-	-	33,137	33,137
Other comprehensive income - interest rate swaps, net of tax of $120	-	-	-	366	-	366

Total comprehensive income						33,503

Balance at October 30, 2011	47,997,218	$481	$97,522	$(308)	$9,555	$107,250

See accompanying notes.

The Fresh Market, Inc.

Statements of Cash Flows (unaudited)

(In thousands)

	For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
Operating activities

Net income	$33,137	$43,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,834	24,710
Impairments and loss on disposal of property and equipment	169	724
Share-based compensation	1,643	-
Share-based compensation associated with liability awards	-	976
Deferred income taxes	5,387	-
Change in assets and liabilities:
Accounts receivable	(1,982)	(1,476)
Inventories	(7,926)	(6,657)
Prepaid expenses and other assets	(485)	(3,787)
Accounts payable	8,517	5,557
Accrued liabilities and other long-term liabilities	5,089	9,562

Net cash provided by operating activities	70,383	73,196

Investing activities
Purchases of property and equipment	(61,835)	(30,830)
Proceeds from sale of property and equipment	160	49

Net cash used in investing activities	(61,675)	(30,781)

Financing activities
Borrowings on revolving credit note	349,331	234,002
Payments made on revolving credit note	(355,181)	(245,390)
Debt issuance costs	(1,056)	-
Proceeds from issuance of common stock pursuant to employee stock purchase plan	27	-
Distributions to stockholders	-	(31,762)

Net cash used in financing activities	(6,879)	(43,150)

Net increase (decrease) in cash and cash equivalents	1,829	(735)
Cash and cash equivalents at beginning of period	7,867	7,889

Cash and cash equivalents at end of period	$9,696	$7,154

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,242	$1,713

Cash paid during the period for taxes	$11,104	$448

See accompanying notes.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements

October 30, 2011

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

On January 26, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which will now begin January 31, 2011 and end January 29, 2012. As a result, the third quarter and year to date periods represent the thirteen and thirty-nine weeks, respectively, ended October 30, 2011 and October 31, 2010.

The Company has determined that it has only one reportable segment. All of the Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral, and prepared foods. Non-perishable categories primarily consist of traditional grocery and dairy products as well as specialty foods, including bulk, coffee, candy, and beer and wine. The following is a summary of the percentage for the sales of perishable and non-perishable items:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010

Perishable	66.2%	66.5%	67.0%	67.2%
Non-perishable	33.8%	33.5%	33.0%	32.8%

Unaudited Pro Forma Income per Share

In connection with the Company’s initial public offering, the Company terminated its S-corporation status and became subject to additional entity-level taxes beginning on November 9, 2010.

The Company has presented unaudited pro forma income per share data for the thirteen and thirty-nine weeks ended October 31, 2010 on the accompanying statements of income that was derived using the unaudited pro forma net income as presented. In calculating pro forma net income, the Company has adjusted historical net income to include an estimate for federal and state income taxes as if the Company were a C-corporation during that period. Pro forma income tax has been estimated using a blended statutory federal and state income tax rate of 39.0% for the thirteen and thirty-nine weeks ended October 31, 2010.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP (“ASU 2011-04”), which establishes common requirements for measuring fair value and related disclosures in accordance with GAAP. The amendment does not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011 and is not expected to have a material impact on the Company’s financial statements.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

2. Long-Term Debt

Long-term debt is as follows:

October 30, 2011	January 30, 2011

Unsecured revolving credit note, with maximum available borrowings of $175,000, interest payable monthly at one-month LIBOR plus a margin, weighted-average interest rate of 3.2% and 1.5% for the thirty-nine weeks ended October 30, 2011 and the one month ended January 30, 2011, respectively

$ 76,000	$ 81,850

On February 22, 2011, the Company terminated its revolving credit facility that had been in place at January 30, 2011 and entered into a credit agreement with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility refinanced and replaced the Company’s credit agreement dated February 27, 2007 by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and the several other lending institutions (the “2007 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While the Company currently has no material domestic subsidiaries, other entities will guarantee the Company’s obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries of the Company during the term of the 2011 Credit Facility.

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

At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The commitment fee calculated on unused portions of the credit facility ranges from 0.30% to 0.45% per annum. As of October 30, 2011, all outstanding borrowings bear interest at LIBOR plus an applicable margin.

The loan agreement also provides the Company with standby letter of credit facilities up to $25,000, of which $7,968 and $6,962 were outstanding at October 30, 2011 and January 30, 2011, respectively. The beneficiaries of these letters of credit are the Company’s workers’ compensation insurance carriers and a utility company.

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

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

3. Fair Value of Financial Instruments (continued)

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

The Company has no significant financial instruments subject to the three levels of the fair value hierarchy. The carrying amounts of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other accrued expenses approximate fair value because of the short maturity of those instruments. Store closure reserves are recorded at net present value to approximate fair value. The carrying amount of long-term debt approximates fair value because the advances under this instrument bear variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on certain financial ratios achieved by the Company. The Company did not elect to report any of its nonfinancial assets or nonfinancial liabilities at fair value.

4. Employee Benefits

Shadow Equity Bonus Plan

The Company sponsored a shadow equity bonus plan under which variable bonus awards were granted to certain key employees at different times during the year. Bonus awards were effective as of January 1 of the year of grant and fully vest on January 1 of the fifth year after the award was granted if the employee remained employed as of that date. The Company recorded compensation expense ratably over the vesting period. As of January 30, 2011, other events that triggered vesting of bonus awards included the disability or death of the employee or a sale of the Company, which was defined as a sale of all or substantially all of its assets or equity as defined in the shadow equity bonus plan agreement (the “shadow equity agreement”). In March 2011, in order to clarify the intent of the board of directors at the time the shadow equity bonus awards were granted, the board of directors amended the form of shadow equity agreement to provide that a “sale of the company” includes a transaction as a result of which the Berry family (as defined in the shadow equity agreement) holds less than 50% of the equity interests in the Company.

The Company recognized compensation expense of nil and $388 for the thirteen weeks ended October 30, 2011 and October 31, 2010, and $398 and $1,018, for the thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively. There is no remaining balance in accrued liabilities as the outstanding shadow equity bonus amounts vested as a result of the secondary offering of the Company’s stock, which constituted a “sale of the company” as defined in the shadow equity agreement as amended, and the full vested amounts were paid during the thirty-nine week period ended October 30, 2011.

5. Share-based Compensation

Stock Options - 2010 Omnibus Incentive Compensation Plan

The Company grants options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, which was adopted and approved by the Board of Directors during 2010. At October 30, 2011, approximately 2,800,000 shares of the Company’s common stock were available for share-based awards.

As of October 30, 2011 and January 30, 2011, there were approximately 601,000 and 605,000 shares of nonvested stock options outstanding and $4,402 and $5,532, respectively, of unrecognized share-based compensation expense. The Company anticipates the remaining expense to be recognized over a period of 3.0 years.

Share-based compensation expense related to stock options recognized during the thirteen and thirty-nine weeks ended October 30, 2011 totaled $359 and $1,085, and is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

5. Share-based Compensation (continued)

Restricted Stock Awards – 2010 Omnibus Incentive Plan

In November 2010, the Company awarded approximately 117,000 shares of restricted stock units (RSUs) to employees and 5,500 shares of restricted stock awards (RSAs) to non-employee directors. The RSUs will vest in 25% annual increments on each of the first four anniversaries of the date of the grant and the RSAs will vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. In August 2011, the Company held its annual meeting of stockholders which triggered the vesting of the RSAs awarded in November 2010. The Company awarded approximately 5,600 shares of new RSAs to the non-employee directors in August 2011, which had a grant date fair value of approximately $180. The fair value of RSUs and RSAs is based on the fair market value of the Company’s common stock on the date of grant. The Company recorded $185 and $558 of share-based compensation expense related to these awards during the thirteen and thirty-nine weeks ended October 30, 2011 which is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

As of October 30, 2011, total remaining unearned compensation cost related to nonvested stock awards was $1,952, which will be amortized over the remaining service period of approximately 3.0 years.

Employee Stock Purchase Plan

In November 2010, the Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s board of directors. Beginning July 1, 2011, eligible employees began participation in the ESPP plan to purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. The number of shares of common stock that are authorized and available for issuance under the ESPP is 1,000,000.

During the thirty-nine week period ended October 30, 2011, 719 shares of the Company’s common stock were purchased under the ESPP, which resulted in proceeds of approximately $27.

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

The 2009 option awards were scheduled to vest in 2019 or upon the occurrence of certain events, including an initial public offering. Because the awards vest upon satisfaction of either a service or performance condition, the Company recognized compensation expense for these awards over the service term of 10 years, in accordance with authoritative guidance. These options vested on November 4, 2010, due to the initial public offering of the Company’s stock. Prior to the initial public offering, the Company recognized $375 and $976 in compensation expense related to these awards for the thirteen and thirty-nine weeks ended October 31, 2010 which is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

6. Income Taxes

Prior to November 9, 2010 the Company was treated for federal and certain state income tax purposes as an S-corporation under the Internal Revenue Code and state laws. As a result, the earnings of the Company were taxed for federal and most state income tax purposes directly to the stockholders of the Company. Therefore, no provision or liability for federal and state income tax was provided in the Company’s financial statements except for those states where S-corporation status was not recognized. The provision for income taxes was $4,874 and $19,041 for the thirteen and thirty-nine weeks ended October 30, 2011 compared to a provision of $125 and $297 for the thirteen and thirty-nine weeks ended October 31, 2010, respectively.

The Fresh Market, Inc.

Notes to Unaudited Financial Statements (continued)

7. Earnings per Share

The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 30, 2011 and October 31, 2010, respectively, includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and restricted stock awards.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net income available to common stockholders (numerator for basic earnings per share)	$9,150	$12,391	$33,137	$43,587

Weighted average common shares outstanding (denominator for basic earnings per share)	47,996,697	47,991,045	47,993,688	47,991,045
Potential common shares outstanding:
Incremental shares from share-based awards	130,852	-	130,968	-

Weighted average common shares outstanding and potential additional common sharesoutstanding (denominator for diluted earnings per share)	48,127,549	47,991,045	48,124,656	47,991,045

Basic and diluted earnings per share	$0.19	$0.26	$0.69	$0.91

8. Commitments and Contingencies

Distributions to Stockholders

The Company did not declare dividends during the thirteen and thirty-nine weeks ended October 30, 2011. However, the Company declared dividends in the amount of $8,283 and $31,694 during the thirteen and thirty-nine weeks ended October 31, 2010. A portion of the cash distributions paid to stockholders was to provide them with funds to pay the applicable income taxes owed on taxable income generated by the Company while it was an S-corporation. The remaining dividends were discretionary distributions paid by the Company.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of October 30, 2011, we operated 107 stores in 21 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

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

Various factors may affect comparable store sales, including:

•	overall economic trends and conditions, including general price levels in the economy;

•	consumer preferences and buying trends;

•	our competition, including competitor store openings or closings near our stores;

•	our competitors expanding their offerings of premium/perishable products;

•	the pricing of our products, including the effects of inflation or deflation;

•	the number of customer transactions at our stores;

•	our ability to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the number of stores we open, remodel or relocate in any period.

As we continue to pursue our growth strategy, we expect that a significant percentage of our sales growth will continue to come from new stores not included in comparable store sales. Accordingly, comparable store sales is only one measure we use to assess our performance.

Gross Profit

Gross profit is equal to our sales minus our cost of goods sold. Gross margin rate measures gross profit as a percentage of our sales. Cost of goods sold is directly correlated with sales and includes the direct costs of purchased merchandise, distribution and supply chain costs, buying costs, store supplies and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, personal property taxes, insurance, licenses and utilities. The components of our cost of goods sold may not be identical to those of our competitors. As a result, data in this Form 10-Q regarding our gross profit and gross margin rate may not be comparable to similar data made available by our competitors.

Gross margin rate enhancements are driven by:

•	economies of scale resulting from expanding our store base;

•	reduced shrinkage as a percentage of sales; and

•	productivity gains through process and program improvements.

Changes in the mix of products sold may also impact our gross margin rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses and other corporate administrative costs. Pre-opening expenses are costs associated with the opening of new stores including costs associated with recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.

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

Taxes

Until November 9, 2010, we operated as an S-corporation and did not pay federal corporate income tax or state corporate income tax in states that recognize S-corporation status. Instead, the stockholders of the S-corporation were responsible for income tax on the S-corporation’s taxable income. Accordingly, our income tax provision for the portion of 2010 prior to our initial public offering only reflects state taxes owed by us in certain states in which we operate. Since November 9, 2010, we have operated as a C-corporation.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 30, 2011		October 31, 2010		October 30, 2011		October 31, 2010

			(dollars in thousands, except share and per share amounts)

Statement of Income Data:
Sales	$263,260	100.0%	$235,768	100.0%	$787,263	100.0%	$704,609	100.0%
Cost of goods sold	179,066	68.0%	158,974	67.4%	528,530	67.1%	475,083	67.4%

Gross profit	84,194	32.0%	76,794	32.6%	258,733	32.9%	229,526	32.6%
Selling, general and administrative expenses	60,283	22.9%	55,000	23.3%	178,088	22.6%	158,755	22.5%
Store closure and exit costs	99	0.0%	217	0.1%	338	0.0%	646	0.1%
Depreciation	9,309	3.5%	8,525	3.6%	26,681	3.4%	24,674	3.5%

Income from operations	14,503	5.5%	13,052	5.5%	53,626	6.8%	45,451	6.5%
Interest expense	481	0.2%	536	0.2%	1,450	0.2%	1,732	0.2%
Other (income)	(2)	0.0%	-	0.0%	(2)	0.0%	(165)	0.0%

Income before provision for income taxes	14,024	5.3%	12,516	5.3%	52,178	6.6%	43,884	6.2%
Tax provision	4,874	1.9%	125	0.1%	19,041	2.4%	297	0.0%

Net income	$9,150	3.5%	$12,391	5.3%	$33,137	4.2%	$43,587	6.2%

Net income per share
Basic and diluted	$0.19		$0.26		$0.69		$0.91
Dividends declared per common share	$-		$0.17		$-		$0.66
Shares used in computation of net income per share,
Basic	47,996,697		47,991,045		47,993,688		47,991,045
Diluted	48,127,549		47,991,045		48,124,656		47,991,045
Pro Forma Data:
Income before provision for income taxes			$12,516	5.3%			$43,884	6.2%
Pro forma provision for income taxes (1)			4,884	2.1%			17,124	2.4%

Pro forma net income (1)			$7,632	3.2%			$26,760	3.8%

Pro forma net income per share
Basic and diluted			$0.16				$0.56

Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010

Other Operating Data:
Number of stores at end of period	107	100	107	100
Comparable store sales growth (2)	5.5%	5.3%	4.7%	5.0%
Gross square footage at end of period (in thousands)	2,261	2,131	2,261	2,131
Average comparable store size (gross square feet) (3)	21,250	21,322	21,258	21,207
Comparable store sales per gross square foot during period (3)	$117	$112	$361	$348

(1)	Prior to November 9, 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-corporation election and converted to a C-corporation on November 9, 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that are reflected in our financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using a blended statutory federal and state income tax rate of 39.0% for the thirteen and thirty-nine week periods ended October 31, 2010. This tax rate reflects the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for the period.

(2)	Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by our competitors.

(3)	Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period.

Change in Fiscal Year-End

On January 26, 2011, our Board of Directors approved a change in our fiscal year-end from a calendar year-end of December 31 to a fiscal year-end of the last Sunday of January commencing with fiscal 2011. In connection with the change of our fiscal year-end, we had a 30-day transition period from January 1, 2011 to January 30, 2011.

We changed our fiscal year-end in order to offer more comparable quarterly and annual data to our investors. As a specialty retailer focused on foods, our operations are more active during the periods surrounding holidays and can be subject to seasonal differences in the event that holiday periods fall within a particular fiscal period one year and a different fiscal period in a subsequent year. By changing our fiscal year-end, revenues, including the use of gift cards given as holiday gifts, in the months of December and January will now appear in the same fiscal quarter and fiscal year resulting in greater comparability of our period to period financial results regardless of whether significant shopping occurs at the end of December or the beginning of January. In addition, the Easter holiday and the time periods surrounding Easter are significant shopping periods for us, and the change in our fiscal year-end means that these periods will always be in our first fiscal quarter rather than occurring variously from one year to the next in the first quarter or the second quarter. We believe that this change in fiscal year-end will provide investors with a more comparable quarterly and annual picture of our Company’s operations.

As a result of the change in our fiscal year-end, our first three fiscal quarters of each fiscal year, which will now consist of three periods of four, four and five weeks, will also end on different dates from prior periods. Accordingly, we have recast our prior year fiscal quarters in a Form 8-K filed with the Securities and Exchange Commission on June 14, 2011. By recasting these periods, the quarterly and year to date information for fiscal 2010 is comparable to the information for fiscal 2011.

Secondary Offering of Common Stock by Certain Selling Stockholders

On April 27, 2011, the Company, certain stockholders of the Company who owned shares of the Company’s common stock prior to the Company’s initial public offering (the “selling stockholders”) and several underwriters entered into an Underwriting Agreement pursuant to which the selling stockholders offered and sold 11,919,058 shares of the Company’s common stock at $42.50 per share in an underwritten public offering. The secondary public offering of the 11,919,058 shares closed on May 3, 2011. The Company did not receive proceeds from the sale of the shares of common stock by the selling stockholders, and it expensed $1.1 million of the costs associated with the offering in the thirty-nine week period ended October 30, 2011, which is included in the “Selling, general and administrative expenses” line item on the Statements of Income.

Items Impacting Comparability

Thirteen Weeks Ended October 30, 2011

Net income for the thirteen weeks ended October 30, 2011 was $9.2 million, compared to net income of $12.4 million for the thirteen weeks ended October 31, 2010. Items impacting comparability between the thirteen weeks ended October 30, 2011 and the corresponding prior year period include the following item, which decreased net income for the thirteen weeks ended October 30, 2011:

•

Approximately $4.7 million increase for the thirteen weeks ended October 30, 2011, compared to the thirteen weeks ended October 31, 2010, for the provision for income taxes resulting from the termination of our S-corporation election and conversion to a C-corporation on November 9, 2010 in connection with our initial public offering. We are now subject to additional entity level taxes that are reflected in our financial statements.

Thirty-Nine Weeks Ended October 30, 2011

Net income for the thirty-nine weeks ended October 30, 2011 was $33.1 million, compared to net income of $43.6 million for the thirty-nine weeks ended October 31, 2010. Items impacting comparability between the thirty-nine weeks ended October 30, 2011 and the corresponding prior year period include the following items, which decreased net income for the thirty-nine weeks ended October 30, 2011:

•

Approximately $1.1 million, or $0.02 per share on an after tax diluted basis, for the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010, in issuance costs in conjunction with our secondary offering. As agreed upon by and among the Company and certain stockholders, we were obligated to bear the expenses and fees incurred in connection with the secondary offering, except for underwriting discounts and commissions. We received no proceeds in connection with the secondary offering and all fees and expenses incurred during the thirty-nine weeks ended October 30, 2011 were expensed and included in the “Selling, general and administrative expenses” line item on the Statements of Income. The issuance costs reduced operating income and net income by approximately 10 basis points as a percentage of sales.

•

Approximately $18.7 million increase for the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010, for the provision for income taxes resulting from the termination of our S-corporation election and conversion to a C-corporation on November 9, 2010 in connection with our initial public offering. We are now subject to additional entity level taxes that are reflected in our financial statements.

Period to Period Comparisons

Thirteen Weeks Ended October 30, 2011 Compared to the Thirteen Weeks Ended October 31, 2010

Sales

Sales increased 11.7%, or $27.5 million, to $263.3 million for the thirteen weeks ended October 30, 2011, resulting from a $12.4 million increase in comparable store sales and a $15.1 million increase in non-comparable store sales. The increase in sales was primarily attributable to sales from seven stores that opened subsequent to October 31, 2010 and an overall increase in comparable store sales. There were 95 comparable stores and 12 non-comparable stores open at October 30, 2011.

Comparable store sales increased 5.5% for the thirteen weeks ended October 30, 2011, compared to the thirteen weeks ended October 31, 2010, driven by a 2.0% increase in the number of transactions and a 3.5% increase in the average transaction size at our comparable stores. Average customer transaction size increased to $29.96 for the thirteen weeks ended October 30, 2011 from $28.94, for the thirteen weeks ended October 31, 2010.

Gross Profit

Gross profit increased 9.6%, or $7.4 million, to $84.2 million for the thirteen weeks ended October 30, 2011 over the same period of the prior fiscal year. The amount of the increase in gross profit attributable to increased sales was $8.9 million, which was offset by a decrease of $1.5 million attributable to a reduction in the gross margin rate. Our cost of goods sold increased by $20.1 million for the thirteen weeks ended October 30, 2011, compared to the thirteen weeks ended October 31, 2010, which was primarily attributable to a $17.5 million increase in product costs and a $2.0 million increase in store occupancy costs. Occupancy costs as a percentage of sales were unfavorable due to a significant number of unopened stores that are under construction and incurred rent expense for the thirteen weeks ended October 30, 2011, compared to the thirteen weeks ended October 31, 2010. Gross margin rate decreased 60 basis points to 32.0% for the thirteen weeks ended October 30, 2011 from 32.6% for the thirteen weeks ended October 31, 2010. The decrease in our gross margin rate was primarily attributable to increased commodity costs and the effect of successful promotional programs partly offset by improved shrink control.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 9.6%, or $5.3 million, to $60.3 million for the thirteen weeks ended October 30, 2011, compared to the same period of the prior fiscal year. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended October 30, 2011, compared to the thirteen weeks ended October 31, 2010, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended October 30, 2011, our store-level compensation expenses increased $3.7 million and our other store operating expenses increased $1.5 million, compared to the thirteen weeks ended October 31, 2010. In addition, our corporate administrative expenses increased $0.6 million for the thirteen weeks ended October 30, 2011, compared to the thirteen weeks ended October 31, 2010, which was primarily attributable to incremental public company costs.

Selling, general and administrative expenses as a percentage of sales improved 40 basis points to 22.9% from 23.3% for the thirteen weeks ended October 30, 2011, compared to the thirteen weeks ended October 31, 2010. Store-level and corporate compensation expense improved by 60 basis points as a percentage of sales for the thirteen weeks ended October 30, 2011, compared to the corresponding period in 2010, and was partially offset by a 20 basis points increase in incremental public company costs, which consists of accounting, compliance, tax, legal, and other direct costs.

Income from Operations

Income from operations increased 11.1%, or $1.5 million, to $14.5 million for the thirteen weeks ended October 30, 2011, compared to the same period of the prior fiscal year. Income from operations as a percentage of sales remained constant at 5.5% for the thirteen weeks ended October 30, 2011, compared to the same period of the prior fiscal year. Depreciation increased 9.2% or $0.8 million, to $9.3 million for the thirteen weeks ended October 30, 2011, compared to the same period of the prior fiscal year, which was principally attributable to store growth over that time. The operating margin improvements related to selling, general and administrative expenses and depreciation expense were offset by a decrease in the gross margin rate.

Interest Expense

Interest expense decreased 10.3% to $0.5 million for the thirteen weeks ended October 30, 2011, compared to the same period of the prior fiscal year, due primarily to reduced weighted-average borrowings under our revolving credit facility and the expiration of one of our interest rate swaps in 2010 for which we paid a fixed rate of 3.9% on the notional amount of $15.0 million.

Income Tax Expense

Income tax expense increased $4.7 million for the thirteen weeks ended October 30, 2011, compared to the thirteen weeks ended October 31, 2010. The increase was attributable to the termination of our S-corporation election and the conversion to a C-corporation on November 9, 2010 in connection with our initial public offering, and as a result, we are now subject to additional entity-level taxes that are reflected in our financial statements.

The effective income tax rate for the thirteen weeks ended October 30, 2011 is lower than the pro forma tax rate used for the thirteen weeks ended October 31, 2010 due to our implementation of certain tax saving initiatives.

Net Income

As a result of the termination of our S-corporation election and the conversion to a C-corporation, net income decreased 26.1%, or $3.2 million, to $9.2 million for the thirteen weeks ended October 30, 2011, compared to the same period of the prior fiscal year. Net income as a percentage of sales for the thirteen weeks ended October 30, 2011 decreased to 3.5% from 5.3% for the thirteen weeks ended October 31, 2010.

On a pro forma basis, net income increased 19.9%, or $1.6 million, to $9.2 million for the thirteen weeks ended October 30, 2011, compared to pro forma net income of $7.6 million for the thirteen weeks ended October 31, 2010. Net income as a percentage of sales increased 30 basis points to 3.5% for the thirteen weeks ended October 30, 2011, compared to 3.2% for pro forma net income as a percentage of sales for the thirteen weeks ended October 31, 2010.

Thirty-Nine Weeks Ended October 30, 2011 Compared to the Thirty-Nine Weeks Ended October 31, 2010

Sales

Sales increased 11.7%, or $82.7 million, to $787.3 million for the thirty-nine weeks ended October 30, 2011, resulting from a $32.4 million increase in comparable store sales and a $50.3 million increase in non-comparable store sales. The increase in sales was primarily attributable to sales from seven stores that opened subsequent to October 31, 2010, increased sales from five stores that were only open during a portion of 2010 and an overall increase in comparable store sales. There were 95 comparable stores and 12 non-comparable stores open at October 30, 2011.

Comparable store sales increased 4.7% for the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010, as a result of a 1.5% increase in the number of transactions and a 3.2% increase in the average transaction size at our comparable stores. Average customer transaction size increased to $30.23 for the thirty-nine weeks ended October 30, 2011 from $29.31, for the thirty-nine weeks ended October 31, 2010.

Gross Profit

Gross profit increased 12.7%, or $29.2 million, to $258.7 million for the thirty-nine weeks ended October 30, 2011, compared to the same period of the prior fiscal year. The amount of the increase in gross profit attributable to increased sales was $26.9 million and the amount of the increase in gross profit attributable to increased gross margin rate was $2.3 million. Our cost of goods sold increased by $53.4 million for the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010, which was primarily attributable to a $48.5 million increase in product costs and a $4.0 million increase in store occupancy costs. Gross margin rate increased 30 basis points to 32.9% for the thirty-nine weeks ended October 30, 2011 from 32.6% for the thirty-nine weeks ended October 31, 2010. The increase in our gross margin rate was primarily attributable to increased merchandise margin, as well as leverage in occupancy cost and supplies expense, for the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 12.2%, or $19.3 million, to $178.1 million for the thirty-nine weeks ended October 30, 2011, compared to the same period of the prior fiscal year. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirty-nine weeks ended October 30, 2011, our store-level compensation expenses increased $10.3 million and our other store operating expenses increased $4.0 million, compared to the thirty-nine weeks ended October 31, 2010. In addition, our corporate administrative expenses increased $3.5 million for the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010, primarily attributable to our investment in headcount, employee related expenses and incremental public company costs. Under the terms of a registration rights agreement entered into in connection with our initial public offering, we also incurred an additional $1.1 million of issuance costs included in selling, general and administrative expenses related to the secondary offering of shares of our common stock, which closed on May 3, 2011. The Company did not receive any proceeds from the sale of shares of our common stock in the secondary offering.

Selling, general and administrative expenses as a percentage of sales for the thirty-nine weeks ended October 30, 2011 increased by 10 basis points to 22.6% from 22.5% for the thirty-nine weeks ended October 31, 2010. The increase in selling, general and administrative expenses as a percentage of sales was due to higher corporate expenses, primarily attributable to nearly $2.0 million of incremental public company costs and approximately $1.1 million in transaction expenses incurred in connection with our secondary offering of common stock. Together these costs impacted selling, general and administrative expenses by approximately 40 basis points for the thirty-nine weeks ended October 30, 2011 compared to the thirty-nine weeks ended October 31, 2010. The higher corporate expenses were mostly offset by an improvement in store-level compensation expense as a percentage of sales during the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010.

Income from Operations

Income from operations increased 18.0%, or $8.2 million, to $53.6 million for the thirty-nine weeks ended October 30, 2011, compared to the same period of the prior fiscal year. As a percentage of sales, operating income increased by 40 basis points to 6.8% for the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010. Depreciation increased 8.1% or $2.0 million, to $26.7 million for the thirty-nine weeks ended October 30, 2011, compared to the same period of the prior fiscal year, which was principally attributable to store growth over that time. The primary drivers of the increased operating margin were the improvements related to gross margin rate and depreciation expenses, which more than offset the combined 40 basis points increase incurred in connection with the equity offering costs of our common stock and the incremental public company costs.

Interest Expense

Interest expense decreased 16.3%, or $0.3 million, to $1.5 million for the thirty-nine weeks ended October 30, 2011, compared to the same period of the prior fiscal year, due primarily to reduced weighted-average borrowings under our revolving credit facility and the expiration of one of our interest rate swaps in 2010 for which we paid a fixed rate of 3.9% on the notional amount of $15.0 million.

Income Tax Expense

Income tax expense increased $18.7 million for the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010. The increase was attributable to the termination of our S-corporation election and the conversion to a C-corporation on November 9, 2010 in connection with our initial public offering, and as a result, we are now subject to additional entity-level taxes that are reflected in our financial statements.

The effective income tax rate for the thirty-nine weeks ended October 30, 2011 is lower than the pro forma tax rate used for the thirty-nine weeks ended October 31, 2010, due to our implementation of certain tax saving initiatives.

Net Income

As a result of the termination of our S-corporation election and the conversion to a C-corporation, net income decreased 24.0%, or $10.5 million, to $33.1 million for the thirty-nine weeks ended October 30, 2011 compared to the same period of the prior fiscal year. Net income as a percentage of sales for the thirty-nine weeks ended October 30, 2011 decreased to 4.2% from 6.2% for the thirty-nine weeks ended October 31, 2010.

On a pro forma basis, net income increased 23.8%, or $6.3 million, to $33.1 million for the thirty-nine weeks ended October 30, 2011, compared to pro forma net income of $26.8 million for the thirty-nine weeks ended October 31, 2010. Net income as a percentage of sales increased to 4.2% for the thirty-nine weeks ended October 30, 2011, compared to 3.8% for the pro forma net income as a percentage of sales for the thirty-nine weeks ended October 31, 2010. Issuance costs associated with our secondary offering reduced our net income as a percentage of sales by 10 basis points for the thirty-nine weeks ended October 30, 2011.

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

We were in compliance with all debt covenants under our revolving credit facility as of October 30, 2011. At October 30, 2011, we had $9.7 million in cash and cash equivalents and $91.0 million in borrowing availability under our revolving credit facility.

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

A summary of our operating, investing and financing activities is shown in the following table:

	For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010

Net cash provided by operating activities	$70,383	$73,196
Net cash used in investing activities	(61,675)	(30,781)
Net cash used in financing activities	(6,879)	(43,150)

Net increase (decrease) in cash and cash equivalents	$1,829	$(735)

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, share-based compensation, changes in deferred taxes, the effect of working capital changes and realized losses on disposal of property and equipment.

	For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
Net income	$33,137	$43,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,834	24,710
Impairments and loss on disposal of property and equipment	169	724
Share-based compensation	1,643	-
Share-based compensation associated with liability awards	-	976
Deferred income taxes	5,387	-
Change in working capital	3,213	3,199

Net cash provided by operating activities	$70,383	$73,196

Net cash provided by operating activities decreased 3.8%, or $2.8 million, to $70.4 million for the thirty-nine weeks ended October 30, 2011 compared to the same period of the prior fiscal year. The decrease in net cash provided by operating activities was due to increased tax payments.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
Purchases of property and equipment	$(61,835)	$(30,830)
Proceeds from sale of property and equipment	160	49

Net cash used in investing activities	$(61,675)	$(30,781)

Capital expenditures increased 100.6%, or $31.0 million, to $61.8 million for the thirty-nine weeks ended October 30, 2011 compared to the same period of the prior fiscal year. The increase in capital expenditures was primarily due to an increase in new store construction during the thirty-nine weeks ended October 30, 2011 compared to the same period of the prior fiscal year.

Additionally, we purchased land for the development of new stores, including a building, and we incurred additional expenditures related to merchandising initiatives.

We plan to spend approximately $85 million to $90 million on capital expenditures during fiscal 2011, of which approximately 90% will be in connection with opening new stores and relocating and remodeling existing stores.

We plan to open 12 to 14 new stores during fiscal 2011, seven of which were open as of October 30, 2011. Additionally we have remodeled one store and relocated one store as of October 30, 2011 and we will complete an additional remodel and relocation by the end of our fiscal year. Our working capital requirements for inventory will likely continue to increase as we continue to open additional stores.

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

	For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
Borrowings on revolving credit note	$349,331	$234,002
Payments made on revolving credit note	(355,181)	(245,390)
Debt issuance costs	(1,056)	-
Proceeds from issuance of common stock pursuant to employee stock purchase plan	27	-
Distributions to stockholders	-	(31,762)

Net cash used in financing activities	$(6,879)	$(43,150)

Net cash used in financing activities during the thirty-nine weeks ended October 30, 2011 and October 31, 2010 was $6.9 million and $43.2 million, respectively. The $36.3 million decrease in net cash used in financing activities was primarily due to the elimination of distributions to our stockholders. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. On February 22, 2011, we terminated our 2007 Credit Facility and entered into a new 2011 Credit Facility. At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility, which is included in both borrowings and payments on the revolving credit agreement during the thirty-nine weeks ended October 30, 2011. In connection with the new credit agreement we incurred approximately $1.1 million in debt issuance costs.

Revolving Credit Facility

On February 22, 2011, we terminated our revolving credit facility that had been in place at January 30, 2011 and entered into a credit agreement with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility refinanced and replaced our credit agreement dated February 27, 2007 by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2007 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While we currently have no material domestic subsidiaries, other entities will guarantee our obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries during the term of the 2011 Credit Facility.

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

We were in compliance with all debt covenants under our revolving credit facility as of October 30, 2011.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies that affect our more significant judgment and estimates used in the preparation of our financial statements include, accounting for inventories, accounting for impairment of long-lived assets, accounting for closed store reserves, accounting for insurance reserves, accounting for share-based compensation and accounting for income taxes, which are discussed in more detail under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2010.

Seasonality

The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Inflation

While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen and thirty-nine weeks ended October 30, 2011. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” on our Form 10-K for the year ended December 31, 2010.

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

Part II – Other Information

Item 1 – Legal Proceedings

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, intellectual property disputes, contractual disputes, premises claims and employment, environmental, health, and safety matters. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations, except for the proceedings described in the immediately succeeding paragraph, which could have a material adverse effect on us.

As part of our ongoing efforts to protect our intellectual property rights, on October 24, 2011, we filed a Notice of Opposition (the “Opposition”) with the United States Patent and Trademark Office, Trademark Trial and Appeal Board, in response to an application filed by Roth I.G.A. Foodliner, Incorporated (“Roth”) to register “Fresh Market at Roth’s” as a federal trademark in connection with Roth’s retail grocery business in Oregon. On December 5, 2011, Roth filed an Answer and Counterclaim in response to the Opposition. That Answer and Counterclaim seeks dismissal of the Opposition; registration of Roth’s trademark; and cancellation of the Company’s registered The Fresh Market trademark and related The Fresh Market and Design mark on the grounds that those marks are generic names for the goods and services for which they are registered. The Company denies Roth’s claims and intends to protect and defend its trademarks in this proceeding.

Item 6 – Exhibits

Exhibit 10.2	+	The Fresh Market, Inc. Renewal agreement with Burris Logistics
Exhibit 31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101		The following financial information from the Company’s Quarterly Report of Form 10-Q, for the period ended October 30, 2011, formatted in eXtensible Business Reporting Language: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Stockholders’ Equity and Comprehensive Income, (iv) Statements of Cash Flows, (v) Notes to Financial Statements (1)

	+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

	(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2011	THE FRESH MARKET, INC

	By:	/s/ Lisa K. Klinger
Lisa K. Klinger
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)