Form 10-K
period 2012-01-29
Fresh Market, Inc.
filed 2012-03-29
CIK 1489979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  001-34940

THE FRESH MARKET, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-1311233
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	identification number)

628 Green Valley Road, Suite 500

Greensboro, North Carolina 27408

(Address of principal executive offices)

(336) 272-1338

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐    No  ☒

The aggregate market value of all common stock held by non-affiliates of the registrant as of July 31, 2011 was $1,705,315,609.

The number of shares of the registrant’s common stock outstanding as of March 12, 2012 was 48,049,482.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2012 (hereinafter referred to as the 2011 Proxy Statement) are incorporated by reference into Part III.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K and our 2011 Annual Report to Stockholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2011 Annual Report to Stockholders, including under “Letter to Stockholders.” Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These “forward looking statements” may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

Our forward-looking statements contained in this Form 10-K and our 2011 Annual Report to Stockholders are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Actual results may differ materially from these expectations due to unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; our ability to anticipate and/or react to changes in customer demand; changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, those involved in the construction of our new store locations and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy and fuel cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings; tax matters and other factors, many of which are beyond our control. We believe that these factors include those described in “Item 1A Risk Factors” of this Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

Any forward-looking statement made by us in this Form 10-K and our 2011 Annual Report to Stockholders speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission (the “SEC”), on our website, or otherwise.

ii

The Fresh Market, Inc.

2011 Annual Report on Form 10-K

For Fiscal Year Ended January 29, 2012

iii

PART I

Item 1. Business.

General

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 29, 2012, we operated 113 stores in 21 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

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

History

The Fresh Market was founded by Ray and Beverly Berry and opened its first store in Greensboro, North Carolina in 1982. In the late 1980s and early 1990s, the company expanded its presence outside of North Carolina, entering Tennessee, Georgia and South Carolina. In 1996, the company entered Florida, where as of January 29, 2012 we have 27 stores, making Florida our largest market. In 2005, we entered the Midwest, opening stores in Ohio, Indiana and Illinois. In 2009, we entered the Northeast, opening a store in Connecticut, with subsequent store openings in Massachusetts, New York, and New Jersey.

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

Business well positioned for changing industry trends. We believe that our company is well positioned to capitalize on evolving consumer preferences and other trends currently shaping the food retail industry. These trends include:

o	a growing emphasis on the customer shopping experience;

o	an increasing consumer focus on healthy eating choices and fresh, quality offerings, including regionally and locally sourced products;

o	an improving perception of private-label product quality; and

o	an increasing number of older people, a demographic that is expected to account for a disproportionately higher share of food-at-home spending by households.

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

Experienced management team with proven track record. Our executive management team has extensive experience across a broad range of industries and employs an analytical, data-driven approach to decision-making that is designed to encourage innovation and stimulate continuous improvement throughout the organization. Our executive management team has an average of eleven years of experience in the retail industry and an average of seven years with our company, and is complemented by merchandising and operations management with an average of over thirty years of food retail experience and an average of twelve years with our company.

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

Growth Strategy

Expand our store base. We intend to continue to expand our store base and penetrate new markets. We view expansion as a core competency and have more than tripled our store count since 2002 and nearly quadrupled since 2000. Our disciplined approach to expansion relies upon a structured and rigorous process for market analysis and real estate selection that we believe maximizes the prospects for successful new store openings. We opened 13 new stores in fiscal year 2011. Based upon our operating experience and research conducted for us by The Buxton Company, a customer analytics research firm, we believe that the U.S. market can support at least 500 The Fresh Market stores operating under our current format. Our historical growth is summarized below:

	Year Ended	One Month Ended	Year Ended
	January 29	January 30	December 31
	2012	2011	2010	2009	2008
Stores at beginning of fiscal year	100	100	92	86	77
Stores opened	13	-	8	7	9
Store closures	-	-	-	(1)	-
Stores at end of fiscal year	113	100	100	92	86
Relocations and remodels	4	-	1	2	4
Total gross square footage	2,383,000	2,129,000	2,129,000	1,955,000	1,811,000
Year-over-year change	12%	-	9%	8%	14%

Our new store operating model, which is based on our historical performance, assumes a target store size of approximately 17,000 to 22,000 gross square feet and assumes we achieve first year sales of $8 million to $10 million. Our target net investment to open a new store varies based on the approach we take to developing the applicable new store site. For example, we may enter into a “build-to-suit” lease, in which the owner develops a store site to our specifications prior to us occupying the premises. For build-to-suit stores, depending on site characteristics and other factors, our target net investment is approximately $3.0 million to $4.0 million per store, including build-out costs and initial inventory, net of payables. Alternatively, we may enter into a lease “as-is” for existing structures, in which we take the premises in its current state and develop it. For opening stores in “as-is” existing structures, depending on the age of the building, our target net investment is approximately $3.5 to $4.5 million per store, although some transaction structures or specific properties may be substantially higher. Occasionally, we enter into a lease for or acquire land and then build the entire structure. In this case, depending on the site work and scope of the project, the net investment excluding cost of land is typically $5.5 million to $6.5 million, although some transaction structures or specific properties may be substantially higher.

Our operating model targets a cash flow contribution of greater than 10% of sales in the first year of operations, increasing to the low-to mid- teens by the fifth year of operation. In addition, our investment criteria and internal rate of return thresholds remain consistent across store site types. We target a payback period of less than four years.

Drive comparable store sales. We aim to increase our comparable store sales by generating growth in the number and average size of customer transactions at our existing stores. The key elements of our strategy to increase the number of customer transactions at our existing stores include:

o	continuing to offer a differentiated food shopping experience that leads to favorable word-of-mouth publicity;

o	continuing to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores; and

o	generating customer loyalty through expansion of products offered under our private-label brands.

The key elements of our strategy to increase the amount our customers spend when they visit our stores include:

o	continuing to introduce new and creative products, including products offered under our private label brands, to accommodate our customers’ evolving preferences;

o	expanding our selection of local and regional products;

o	utilizing in-store cross-marketing; and

o	enhancing our product offering displays.

We believe that our commitment to providing differentiated and creative product offerings in response to customer needs and preferences and our focus on customer service will continue to build customer loyalty and favorable word-of-mouth publicity and lead to increased customer transactions at our stores and growth in the amount our customers spend when they visit our stores.

Increase our highly-attractive operating margins. We intend to continue to increase our highly attractive operating margins through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. Our anticipated store growth will permit us to benefit from economies of scale in sourcing products and will allow us to leverage our existing infrastructure, corporate overhead and fixed costs to reduce labor and supply chain management costs as a percentage of sales. In addition to our continued expansion, as we refine and improve our various ordering, tracking and product allocation systems, we expect to benefit from additional margin improvement opportunities by increasing sales and reducing inventory shrinkage. We also believe that we can make profitable enhancements to our merchandise offerings by, for example, increasing our selection of local and regional products. Finally, we have begun to initiate new pricing and promotional efforts that we believe will over time, improve our margins.

Industry Overview and Trends

The U.S. food retail industry encompasses store formats ranging from small grocery shops and convenience stores to large supermarkets in which the supermarket format represents the largest segment of the food retail industry. This format, of which we are a part, includes conventional, warehouse, supercenter, limited assortment, military commissaries and natural/gourmet foods. We do not believe, however, that we neatly fit into any of these categories. With an average store size of approximately 21,000 square feet, a focus on perishables and only 9,000 to 10,000 SKUs in stock at any one time, we believe we are best defined as a specialty food retailer.

Key trends that will continue to shape our market include:

o	Increasing focus on the customer shopping experience: Supermarkets are enhancing or attempting to enhance the consumer’s shopping experience in stores even as price competition is increasing. Many conventional supermarkets have reduced new store expansion to direct capital expenditure budgets toward remodeling existing stores. In addition, supermarkets are striving to be more innovative and responsive to consumer preferences with their consumer interactions and product offerings.

o	Emphasis on healthy, fresh and quality offerings: Supermarkets are increasingly providing and marketing fresh food items consistent with ongoing health trends and greater consumer awareness of the negative aspects of processed foods. Many conventional supermarkets are attempting to complement center aisle grocery formats with fresh formats that emphasize high-quality perishables and prepared foods. The increased popularity of farmers’ markets over the past few years is also indicative of a consumer preference for fresh food items. Additionally, the growing consumer demand for fresh, quality offerings has improved the infrastructure for, and increased the supply of, these items, resulting in improved sourcing, distribution and pricing.

o	Localization: An increasing number of consumers believe that locally-grown products are fresher and taste better. Consumers often purchase locally-grown food because they prefer to support local growers. In addition, these consumers may believe that locally-grown food results in a reduced environmental impact.

o	Rise of private label: Supermarkets are increasingly developing and promoting private-label brands to distinguish themselves from their competitors and promote customer loyalty. These private-label brands can also offer benefits to retailers through increased margins and, in certain instances, to customers through lower prices compared to branded products. Another key contributor to private label growth has been the improved product quality image and exclusivity of certain brands, which can further help to differentiate supermarkets from each other.

o	Aging customer demographic: According to the U.S. Census Bureau, by 2030, one in five U.S. residents will be 65 or older, driven by an aging Baby Boomer population which, we believe, tends to make a greater number of shopping trips and higher food at home spending per household than younger age groups.

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

	Year Ended	One Month Ended	Year Ended
	January 29	January 30	December 31
	2012	2011	2010	2009	2008
Perishable	66.4%	65.9%	66.5%	66.8%	67.1%
Non-perishable	33.6%	34.1%	33.5%	33.2%	32.9%

Our in-house merchants actively seek high-quality products from a wide range of sources. Our product selection includes:

o	Meat. Our meat department offers our customers a unique Old World butcher shop experience set apart by its flexibility, quality and service. Our professional meat cutters are available during all hours of operation to answer customers’ questions, offer cooking tips and provide custom cuts of meat. Our offerings include steaks that are expertly trimmed and aged for 14 to 21 days to provide restaurant-quality taste and tenderness, fresh turkeys year-round and ground beef that is ground daily in-store from steak trimmings and whole roasts.

o	Seafood. We offer our customers a distinctive selection of fresh seafood and choose our suppliers based on the quality of their offerings. Our stores receive deliveries of fresh seafood up to six times a week, demonstrating our dedication to freshness. One of the distinguishing characteristics of the department is the prepared or “value-added” seafood selections, such as our popular bourbon-marinated salmon and lobster-stuffed tilapia.

o	Produce. We offer our customers a “farmers’ market” experience focused on freshness, variety and abundant displays. For example, our mushroom selection consists of many varieties, including French horn, hen-of-the-woods and porcini. We also pride ourselves on offering our customers the “best eating” varieties year-round, and offer a mix of conventional, certified organic and local produce throughout the year depending on quality and availability. An example of our “best eating” varieties is our Sweet Tango apple that may not be available in conventional supermarkets.

o	Grocery and Dairy. We carefully select our grocery and dairy products to provide hard-to-find and premium-quality offerings to our customers, such as truffle oil and Devonshire cream. We have a growing line of our distinctive private-label dairy and non-perishable grocery products that address the wants and needs of our food-savvy shoppers and we employ these products as a vehicle for building and supporting our brand. These include our private-label omega-3 eggs and our private-label dairy products, which comprise a significant share of the dairy products we sell.

o	Prepared Foods. We have a growing prepared foods department with a broad selection of quality products. Our prepared foods operations are focused on simplicity of execution, often relying on standardized recipes and instructions provided to the stores to maintain consistency in quality and food safety across the stores while maintaining a homemade, fresh look and great taste. Our prepared foods include entrees such as turkey meatloaf and stuffed shells, rotisserie selections such as whole chickens and baby back ribs and freshly made sandwiches and sides.

o	Deli. Our European-style delicatessen features a broad assortment of high-quality deli meats and typically offers more than 200 varieties of imported and domestic cheeses. Our cheese selection includes Parmesan Reggiano, fresh mozzarella, manchego, gruyere and imported brie. Our deli meats are sliced to customer specifications and most cheese is cut, wrapped and weighed in-store.

o	Bakery. We utilize a combination of in-store and third-party bakeries to produce our baked goods. The presence of daily on-site baking enhances the customer’s shopping experience and reinforces the freshness and value provided in each store. The open layout of our bakery contributes to our aesthetically-pleasing store environment by, for example, allowing our customers to see and smell warm cookies as they come out of the oven and watch birthday cakes being decorated.

o	Bulk, Coffee and Candy. A number of products are offered in bulk format including nuts, dried fruits, snack mixes, coffee and candy. We take pride in the quality and selection we provide, including nut varieties that we believe are larger than those offered by many conventional supermarkets. In addition, we carry only 100% Arabica coffee beans. The substantial number of options and presentation utilizing wooden stands, crates and barrels in these departments helps reinforce the open-air Old World market feeling.

o	Beer and Wine. We believe that wine enhances our customers’ food experience. We offer a carefully selected assortment of highly-ranked wines at affordable prices, everyday wines and wine from local vintners. We also offer beers from local, domestic and foreign brewers. Beer and wine sales are subject to applicable law and are not available in every store.

o	Floral and Gifts. Lively, elegant floral displays greet our customers when they enter the store. In order to offer our customers attractive seasonal flowers at peak blooming, we regularly vary the selection of our floral offerings, which include our top-selling roses, orchids and tulips. Our gift selection includes candles, cookbooks, kitchen items and seasonal and holiday gift baskets.

We believe our ability to identify, source, merchandise and market differentiated products is critical to our success. We carefully select new products based on a variety of attributes including taste, color, size, grade, marbling, growing conditions, origins and freshness. Our centralized merchandising team rigorously rotates, updates and re-evaluates our existing merchandise offerings and regularly tests new products in our stores to excite our customers and to better understand customer preferences. Although our typical store carries approximately 9,000 to 10,000 SKUs at any one time, our stores carry approximately 17,000 to 20,000 SKUs over the course of a year. This allows us to maintain a consistent flow of new and seasonal products in our stores and keep our product assortment fresh and relevant.

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

Our pricing decisions are driven by the limited direct overlap between our product offerings and the products offered by most conventional supermarkets. Where our products are directly comparable to those offered by our competitors, such as grocery and dairy staples, beer and wine, we aim to price them competitively, and where our products are recognizably distinct from those offered by our competitors, such as our produce, meat and seafood, we aim to price them at a premium that is commensurate with the product’s higher quality. For example, our Fuji apples, because of their size, color and lack of bruising, are priced at a premium to those carried at many conventional supermarkets. In addition, our ground beef, because it is ground fresh in our stores every day, is priced at a premium to that which is carried by many conventional supermarkets, which may purchase their ground beef frozen and in bulk.

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

Store Staffing and Operations

Our typical store is staffed with approximately 70-80 full-and part-time employees including a store manager, two to three assistant store managers and five department heads. The store management team is responsible for all aspects of store execution including managing inventory and cash, maintaining a clean and engaging store environment, and hiring, training and supervising our store employees. Importantly, we encourage our employees, especially our store managers, to engage regularly with our customers. To facilitate interaction between staff and customers, our store managers are typically positioned on our selling floor, near our service counters.

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

We believe that our distribution strategy enables us to:

o	focus on our core competency of in-store food retail rather than logistics;

o	grow our geographic footprint and operate profitably in new markets without a need for critical mass in any one market;

o	benefit from best-in-class logistics solutions and related, rapidly evolving technologies; and

o	capture scale efficiencies and increase negotiating power with both our suppliers and our distributors.

With our logistics contracts we seek to increase our efficiency, generate higher margins and achieve better returns. As a result, we are willing to switch logistics providers from time to time when appropriate.

Since 2007, Burris Logistics has been our primary logistics provider, and has managed inventory replenishment, warehouse operations and transportation for all of our stores. Burris Logistics warehoused and distributed products that accounted for approximately 58% of the merchandise we purchased during 2011. The term of our agreement with Burris Logistics extends through February 5, 2016. We expect that Burris Logistics will have sufficient capacity to accommodate our anticipated growth through the medium term and that we have various alternatives, including Burris Logistics, available to us for long-term growth.

We also have certain grocery, candy, floral, produce, and dairy vendors that distribute across all our stores, as well as individual, store-managed relationships with local bread vendors.

Marketing and Advertising

We believe that the distinct and superior food shopping experience we offer our customers, and our customers’ association of that shopping experience with The Fresh Market, are major drivers of our comparable store sales and enable us to spend less on advertising than our conventional competitors. We rely primarily on favorable word-of-mouth publicity to drive sales growth rather than traditional marketing activities, such as weekly newspaper circulars that are focused on price promotions. In 2011, our marketing expense was 0.2% of annual revenues, which we believe is significantly lower than that of most of our competitors. We spend most of our marketing budgets on in-store merchandising-related activities, including promotional signage and events such as classes, tours, cooking demonstrations, product samplings and other seasonal events. We use in-store signage to highlight new products and any differentiated aspects of our products. We also distribute a weekly electronic newsletter named “Fresh Ideas” to share new products, seasonal produce, recipes and weekly specials with our customers.

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

Intellectual Property

We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered The Fresh Market, Experience the Food and TFM trademarks, are valuable assets that reinforce our customers’ favorable perception of our stores. In addition to our trademarks, we believe that our trade dress, which includes the design, arrangement, color scheme and other physical characteristics of our stores and product displays, is a large part of the “neighborhood grocer” atmosphere we create in our stores and enables customers to distinguish our stores and products from those of our competitors.

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

As part of our ongoing efforts to protect our intellectual property rights, on October 24, 2011, we filed a Notice of Opposition (the “Opposition”) with the United States Patent and Trademark Office, Trademark Trial and Appeal Board, in response to an application filed by Roth I.G.A. Foodliner, Incorporated (“Roth”) to register “Fresh Market at Roth’s” as a federal trademark in connection with Roth’s retail grocery business in Oregon. On December 5, 2011, Roth filed an Answer and Counterclaim in response to the Opposition. That Answer and Counterclaim seeks dismissal of the Opposition; registration of Roth’s trademark; and cancellation of our registered The Fresh Market trademark and related The Fresh Market and Design mark on the grounds that those marks are generic names for the goods and services for which they are registered. We deny Roth’s claims and intend to protect and defend our trademarks in this proceeding.

In the ordinary course of our business, we evaluate the branding of our stores and products and how they are perceived by our customers. As part of this evaluation, we regularly develop new marks and explore using existing marks in new ways. Whether or not our The Fresh Market trademark rights are challenged in the future, we may decide (1) to continue to use The Fresh Market name and related design, (2) to use our other existing trademarks on a wider or different basis or (3) to develop new trademarks, which could also incorporate The Fresh Market name. If we undertake such an effort, we cannot assure you that it would be successful in strengthening our brand or improving our brand recognition or image to our customers. However, we believe that the strength of our business is driven by the distinct and superior food shopping experience we offer our customers. We therefore believe that we will be able to expand our business and pursue our growth strategy even if The Fresh Market trademark and related design mark are impaired.

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

Employees

As of January 29, 2012, we employed approximately 8,500 people, consisting of approximately 5,300 full-time employees and approximately 3,200 part-time employees, none of whom are subject to a collective bargaining agreement. We believe our employee relations are satisfactory.

Seasonality

The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Inflation

While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition are not significant. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Note on Terminology

References to “we”, “our”, “us” and the “Company” used throughout this document refer to The Fresh Market, Inc. and its subsidiaries.

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

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of this strategy depends upon, among other things:

o	the identification of suitable sites for store locations including sites in new markets throughout the United States;

o	the negotiation of acceptable lease terms;

o	the ability to continue to attract customers to our stores largely through favorable word-of-mouth publicity, rather than through conventional advertising;

o	the hiring, training and retention of skilled store personnel;

o	the identification and relocation of experienced store management personnel;

o	the effective management of inventory to meet the needs of our stores on a timely basis;

o	the availability of sufficient levels of cash flow or necessary financing to support our expansion; and

o	the ability to successfully address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

We, or our third party vendors, may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. We do not participate in many of the traditional marketing activities of conventional food retailers, but instead rely primarily on favorable word-of-mouth publicity to drive sales. We cannot assure you that we will continue to grow through new store openings or through favorable word-of-mouth publicity in the future. Although we believe, based upon our experience and research conducted by a third-party research firm, that the U.S. market can support at least 500 The Fresh Market stores operating under our current format, we anticipate that it will take years to grow our store count to that number. We cannot assure you that we will grow our store count to at least 500 stores. Additionally, our proposed expansion, including expansion into California and other geographic areas in which we currently do not operate, will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. In the past ten years, we have closed two stores before the expiration of their primary lease terms. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

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

Another factor is our success in developing stores in new markets. There are inherent risks in opening new stores, especially in new markets, including the lack of experience, logistical support, and brand awareness. These factors may result in lower than anticipated sales and cash flow for stores in new markets along with higher preopening costs. In the event stores in new markets do not achieve the sales that we expect, we may expend additional resources through advertising, promotions or service offerings in order to improve sales performance. Further, if expected sales are not achieved and our efforts to increase sales and store profitability do not succeed, we may be forced to take an impairment charge if future undiscounted cash flows expected to be generated by an asset group does not exceed the carrying value of that asset group.

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

We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered The Fresh Market, Experience the Food and TFM trademarks, are valuable assets that reinforce our customers’ favorable perception of our stores.

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

As part of our ongoing efforts to protect our intellectual property rights, on October 24, 2011, we filed a Notice of Opposition (the “Opposition”) with the United States Patent and Trademark Office, Trademark Trial and Appeal Board, in response to an application filed by Roth I.G.A. Foodliner, Incorporated (“Roth”) to register “Fresh Market at Roth’s” as a federal trademark in connection with Roth’s retail grocery business in Oregon. On December 5, 2011, Roth filed an Answer and Counterclaim in response to the Opposition. That Answer and Counterclaim seeks dismissal of the Opposition; registration of Roth’s trademark; and cancellation of our registered The Fresh Market trademark and related The Fresh Market and Design mark on the grounds that those marks are generic names for the goods and services for which they are registered. We deny Roth’s claims and intend to protect and defend our trademarks in this proceeding.

In the ordinary course of our business, we evaluate the branding of our stores and products and how they are perceived by our customers. As part of this evaluation, we regularly develop new marks and explore using existing marks in new ways. Whether or not our The Fresh Market trademark rights are challenged in the future, we may decide (1) to continue to use The Fresh Market name and related design, (2) to use our other existing trademarks on a wider or different basis or (3) to develop new trademarks, which could also incorporate The Fresh Market name. If we undertake such an effort, we cannot assure you that it would be successful in strengthening our brand or improving our brand recognition or image to our customers. However, we believe that the strength of our business is driven by the distinct and superior food shopping experience we offer our customers. We therefore believe that we will be able to expand our business and pursue our growth strategy even if The Fresh Market trademark and related design mark are impaired.

Our success depends upon our ability to source and market new products to meet our high standards and customer preferences and our ability to offer our customers an aesthetically pleasing shopping environment.

Our success depends on our ability to source and market new products that both meet our standards for quality and appeal to customers’ preferences. A small number of our employees, including our in-house merchants, are primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. We also attempt to create a pleasant and appealing shopping experience. If we are not successful in creating a pleasant and appealing shopping experience we may lose customers to our competitors. If we do not succeed in maintaining good relationships with our vendors, and in introducing and sourcing new products that consumers want to buy or if we are unable to provide a pleasant and appealing shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, resulting in reduced profitability.

Our stores rely heavily on sales of perishable products, and ordering errors or product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products. Sales of perishable products accounted for approximately two-thirds of our total sales in 2011. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. We have implemented certain systems to ensure our ordering is in line with demand. We cannot assure you, however, that our ordering system will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, we could suffer inventory losses, which would negatively impact our operating results. Furthermore, we could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences.

Increased commodity prices and availability may impact profitability

Many of our products include ingredients such as wheat, corn, oils, cocoa and other commodities. While the commodity prices do not typically represent the substantial majority of product costs, any increase in commodity prices may cause our vendors to continue to seek price increases from us. Although we typically resist vendor efforts to increase costs to us, we may be unable to continue to resist these commodity-related requests in whole or in part. In the event we are unable to resist our vendors’ requests to obtain price increases, we may consider raising our prices in turn, and our customers may resist any price increases. Our profitability may be impacted through increased costs to us which may impact gross margins or through reduced revenue as a result of our customers resisting any attempts by us to increase our prices.

The current geographic concentration of our stores creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

As of January 29, 2012, we operate 27 stores in Florida, making Florida our largest market and representing 24% of our total stores. We also have store concentration in North Carolina and Georgia, operating 15 stores and 11 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics and population.

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

Changes in accounting standards and estimates could materially impact our results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for inventories, impairment of long-lived assets, insurance reserves, closed store reserves, leases, unclaimed property laws, income taxes and share-based compensation, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in underlying estimates, assumptions or judgments by our management could significantly change our reported or expected earnings.

Risks associated with insurance plan claims could increase future expenses.

We use a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, automobile and general liability, product liability, director and officers’ liability, employee health care benefits, and other casualty and property risks. The liabilities for these claims have been determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, and changes in discount rates could all affect the level of reserves required and could cause material future expense to maintain reserves at appropriate levels.

Our business could be harmed by a failure of our information technology, administrative or outsourcing systems, including a security breach.

We rely on our information technology, administrative and outsourcing systems to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes. The failure of our information technology, administrative or outsourcing systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business to suffer. In addition, our information technology and administrative and outsourcing systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data. Further, we process a large number of credit and debit card transactions each year. A security breach may compromise the security of such transactions and may continue undetected for a period of time, increasing the potential impact on customer data. Any such breach, damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, reduce customers’ willingness to use credit and debit cards in our stores, require us to expend significant time and expense developing, maintaining or upgrading our information technology, administrative or outsourcing systems or prevent us from paying our suppliers or employees, receiving payments from our customers or performing other information technology, administrative or outsourcing services on a timely basis. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting new federal and state laws and legislative proposals addressing data privacy and security, as well as increased data protection obligations imposed on merchants by credit card issuers. As a result, we may become subject to more extensive requirements to protect the customer information that we process in connection with the purchase of our products.

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

We currently rely upon independent third-party service providers for all product shipments to our stores. In particular, we rely on one third-party service provider to provide key services related to inventory management, warehousing and transportation, and, as a result, much of our inventory is stored at a single warehouse maintained by this provider. See “Business—Sourcing and Distribution”. Products sourced and distributed through this provider accounted for approximately 58% of the merchandise we purchased during 2011, and, therefore, our relationship with this provider is important to us. During fiscal 2011 we renewed our existing Supply and Service Agreement with our third-party service provider, which otherwise would have expired by its terms on or around February 5, 2012 and will now be extended through February 5, 2016.

Although we have not experienced difficulty in our inventory management, warehousing and transportation to date with this third-party service provider, interruptions could occur in the future. Further, although we expect that this third-party vendor, and our other key vendors, will have sufficient capacity to accommodate our anticipated growth, they may not have the resources to do so. Any significant disruptions in our relationship with this provider to service our stores, or our relationships with our other key vendors, including due to their inability to accommodate our growth, would make it difficult for us to continue to operate our existing business or pursue our growth plans until we execute replacement agreements or develop and implement self-distribution processes. While we believe that other third-party service providers could provide similar services on reasonable terms, they are limited in number and we cannot assure you that we would be able to find a replacement distributor on a timely basis or that such distributor would be able to fulfill our demands on commercially reasonable terms, which could have a material adverse effect on our results of operations and financial condition.

We may experience negative effects to our reputation from real or perceived quality or health issues with our food products, which could have an adverse effect on our operating results.

We believe customers count on us to provide them with fresh, high-quality food products. Concerns regarding the safety of our food products or the safety and quality of our food supply chain could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of food, even if the basis for the concern is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying our products and have an adverse effect on our operating results. Furthermore, the sale of food products entails an inherent risk of product liability claims, product recall and the resulting negative publicity. Food products containing contaminants could be inadvertently distributed by us and, if processing at the consumer level does not eliminate them, these contaminants could result in illness or death. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to perform product recalls in the future, whether on food or other products. Any such claims, recalls or adverse publicity with respect to our private-label products may have an even greater negative effect on our sales and operating results, in addition to generating adverse publicity for our private label brand.

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

A key component of our success is the experience of our key employees, including our President and Chief Executive Officer, Craig Carlock, our Executive Vice President and Chief Operating Officer, Sean Crane, our Senior Vice President—Real Estate and Development, Randy Kelley, and our Senior Vice President—Merchandising and Marketing, Marc Jones. These employees have extensive experience in our industry and are familiar with our business, systems and processes. The loss of services of one or more of our key employees could impair our ability to manage our business effectively. We do not maintain key person insurance on any employee.

In addition to these key employees, we have other employees in positions, including those employees responsible for our merchandising and operations departments that, if vacant, could cause a temporary disruption in our business until such positions are filled.

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

For example, our level of indebtedness may:

o	require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available to us for working capital, capital expenditures and other general corporate purposes;

o	limit our ability to pay future dividends;

o	limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments, which may limit our ability to implement our business strategy;

o	heighten our vulnerability to downturns in our business, the food retail industry or in the general economy and limit our flexibility in planning for, or reacting to, changes in our business and the food retail industry; or

o	prevent us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings.

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

The market price of our stock may be influenced by many factors, some of which are beyond our control, including those described herein and the following:

o	the failure of securities analysts to cover or continue to cover our common stock;

o	changes in financial estimates by securities analysts;

o	the inability to meet the financial estimates of analysts who follow our common stock;

o	the failure to meet, or delay in meeting, our growth targets;

o	strategic actions by us or our competitors;

o	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

o	variations in our quarterly operating results and those of our competitors;

o	general economic and stock market conditions;

o	risks related to our business and our industry, including those discussed above;

o	changes in conditions or trends in our industry, markets or customers;

o	terrorist acts;

o	future sales of our common stock or other securities;

o	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives; and

o	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance.

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

Future sales or the perception of future sales of our common stock may depress the price of our common stock.

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

Also, in the future, we may issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

A failure of our internal control over financial reporting could materially impact our business or stock price.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements.

Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. Our management concluded that its internal control over financial reporting was effective as of January 29, 2012. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting.”

Prior to our initial public offering, we were treated as an S-corporation under Subchapter S of the Internal Revenue Code, and claims of taxing authorities related to our prior status as an S-corporation could harm us.

Prior to November 2010, we were treated as an S-corporation. If the unaudited, open tax years in which we were an S-corporation are audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our S-corporation status, we will be obligated to pay back taxes, interest and penalties, and we do not have the right to reclaim tax distributions we have made to our stockholders during those periods. These amounts could include taxes on all of our taxable income while we were an S-corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

We have entered into a tax indemnification agreements with certain members of the Berry family and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the initial public offering.

Prior to November 9, 2010, we were treated as an S-corporation. In the event of an adjustment to our reported taxable income for a period or periods prior to termination of our S-corporation status, our stockholders at that time could be liable for additional income taxes for those prior periods. Pursuant to a tax indemnification agreement into which we entered with certain stockholders, we agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of our taxable income, in each case for any period during which we were an S-corporation, we will make a payment to each stockholder on a pro rata basis in an amount sufficient so that the stockholder with the highest incremental estimated tax liability (calculated as if the stockholder would be taxable on its allocable share of our taxable income at the highest applicable Federal, state and local tax rates and taking into account all amounts we previously distributed in respect of taxes for the relevant period) receives a payment equal to its incremental tax liability. Depending on the respective tax rates of such stockholders, the aggregate amount that we would be required to pay to the stockholders may be greater than the total amount of additional income taxes assessed. We also agreed to indemnify the stockholders for any interest, penalties, losses, costs or expenses (including reasonable attorneys’ fees) arising out of any claim under the agreement.

The Berry family continues to have substantial control over us and maintains the ability to influence the election of directors and other matters submitted to stockholders for approval, which will limit your ability to influence corporate matters and may result in actions that you do not believe to be in our interests or your interests.

As of January 29, 2012, the Berry family beneficially owns, in the aggregate, approximately 41% of our outstanding common stock. As a result, the Berry family will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction.

This concentrated influence will limit your ability to influence corporate matters, and the interests of the Berry family may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.      Properties.

Our corporate headquarters are located in Greensboro, North Carolina and, as of January 29, 2012, we operated 113 stores in 21 states. In 2010 we increased our store base by eight stores and in 2011 we increased our store base by 13 stores. The following store list shows the number of stores operated in each state as of January 29, 2012:

	Total		Total
	Number of		Number of
State	Stores	State	Stores
Alabama	4	Mississippi	1
Arkansas	1	New York	2
Connecticut	1	New Jersey	1
Florida	27	North Carolina	15
Georgia	11	Ohio	5
Illinois	7	Pennsylvania	3
Indiana	4	South Carolina	5
Kentucky	3	Tennessee	7
Louisiana	3	Virginia	7
Maryland	4	Wisconsin	1
Massachusetts	1
		Total	113

We currently lease most of our properties for our 113 stores as well as our corporate headquarters and own one store location. We also purchased land in the early part of 2011 for a store we opened in early 2012. Our typical lease has a primary term of ten or fifteen years, with multiple options to renew that extend the term of our control. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for our stores, one expires in 2012, five expire in 2013 and the balance expire at varying terms thereafter. We control options to renew and extend the terms of each of the active-store leases scheduled to expire in 2012 and 2013, except for one lease that will expire at the end of 2013, which we are actively negotiating extended terms. As of January 29, 2012, we have executed 17 leases for planned new store openings through 2012 and beyond.

In addition to new store openings, we occasionally remodel and relocate existing stores to improve operating performance. Despite the relative youth of our store base, we continuously consider whether any of our stores needs to be remodeled or relocated. We generally relocate stores to improve site characteristics or if customer demographics in the area have changed. We plan to relocate one store and remodel two stores in 2012.

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

As part of our ongoing efforts to protect our intellectual property rights, on October 24, 2011, we filed a Notice of Opposition (the “Opposition”) with the United States Patent and Trademark Office, Trademark Trial and Appeal Board, in response to an application filed by Roth I.G.A. Foodliner, Incorporated (“Roth”) to register “Fresh Market at Roth’s” as a federal trademark in connection with Roth’s retail grocery business in Oregon. On December 5, 2011, Roth filed an Answer and Counterclaim in response to the Opposition. That Answer and Counterclaim seeks dismissal of the Opposition; registration of Roth’s trademark; and cancellation of our registered The Fresh Market trademark and related The Fresh Market and Design mark on the grounds that those marks are generic names for the goods and services for which they are registered. We deny Roth’s claims and intend to protect and defend our trademarks in this proceeding.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol "TFM" since November 5, 2010, subsequent to our initial public offering. Prior to that date, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market for each quarter during the fiscal year ended January 29, 2012, the one month transition period ending on January 30, 2011 and the period during the fiscal year ended December 31, 2010 in which our stock was publicly traded, which commenced November 5, 2010:

	High	Low
Fiscal year ended January 29, 2012
January 31, 2011 to May 1, 2011	$46.85	$35.62
May 2, 2011 to July 31, 2011	42.02	31.34
August 1, 2011 to October 30, 2011	42.86	30.86
October 31, 2011 to January 29, 2012	46.92	33.82

One month transition period ended January 30, 2011
January 1, 2011 to January 30, 2011	$42.07	$35.81

Fiscal year ended December 31, 2010
November 5, 2010 to December 31, 2010	$44.62	$30.97

As of January 29, 2012, we had 30 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker ‘‘street names.’’

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between November 5, 2010 (the date our stock began trading on the Nasdaq Global Select Market) and January 29, 2012, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) S&P Food Retail Index, over the same period. This graph assumes the investment of $100 on November 5, 2010 in our common stock at the closing price of $32.11 on such date, rather than the initial public offering price of $22.00 per share, the Nasdaq Composite Index and the S&P Food Retail Index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance showing in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market website, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Item 6. Selected Financial Data.

The following tables set forth our selected historical financial and other data, as well as certain pro forma information that reflects the income tax effect of our conversion from an S-corporation to a C-corporation.

The historical balance sheet data as of January 29, 2012, January 30, 2011, and December 31, 2010 and 2009, and the historical statement of income data for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The historical balance sheet data as of December 31, 2008 and 2007 and our historical statement of income for the years ended December 31, 2008 and 2007 have been derived from our audited consolidated financial statements as of December 31, 2008 and 2007, which are not included in this Form 10-K. Our consolidated financial statements as of and for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009, were audited by Ernst & Young LLP, independent registered public accounting firm, and our consolidated financial statements as of and for the years ended December 31, 2008 and 2007 were audited by Grant Thornton LLP, independent registered public accounting firm.

You should read the selected historical financial and other data in conjunction with the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our audited consolidated financial statements and related notes which are included elsewhere in this Form 10-K. Our historical results set forth below are not necessarily indicative of results to be expected for any future period.

	Year Ended (1)		One Month Ended	Year Ended
	January 29, 2012	January 30, 2011 (2) (unaudited)	January 30, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

	(dollars in thousands, except share and per share amounts)

Statement of Income Data:
Sales	$1,108,035	$980,403	$78,149	$974,213	$861,931	$797,805	$728,414
Cost of goods sold	741,184	659,344	53,302	654,986	585,360	554,969	506,458
Gross profit	366,851	321,059	24,847	319,227	276,571	242,836	221,956
Selling, general and administrative expenses	247,047	245,955 (3)	17,623	244,378 (3)	191,250	180,765	164,731
Store closure and exit costs	437	775	37	792	4,361	562	2,151
Depreciation	36,485	33,483	2,729	33,122	27,880	24,482	19,163
Income from operations	82,882	40,846	4,458	40,935	53,080	37,027	35,911
Interest expense	1,858	2,209	87	2,374	3,806	5,267	5,469
Other expense (income), net	(2)	(171)	(1)	(170)	(236)	(123)	(48)
Income before provision for income taxes	81,026	38,808	4,372	38,731	49,510	31,883	30,490
Recognition of net deferred tax liabilities upon C-corporation conversion (4)	-	19,125	-	19,125	-	-	-
Tax provision (benefit) (4)	29,631	(1,655)	1,712	(3,309)	308	326	201
Net income	$51,395	$21,338	$2,660	$22,915	$49,202	$31,557	$30,289

Net income per share
Basic and diluted	$1.07	$0.44	$0.06	$0.48	$1.03	$0.66	$0.63
Dividends declared per common share	$-	$0.83	$-	$1.00	$0.42	$0.54	$0.36
Shares used in computation of net income per share,
Basic	48,002,273	47,991,045	47,991,045	47,991,045	47,991,045	47,991,045	47,991,045

Diluted	48,137,519	48,014,349	48,095,459	48,059,882	47,991,045	47,991,045	47,991,045

	Year Ended (1)		One Month Ended	Year Ended
	January 29, 2012	January 30, 2011 (2) (unaudited)	January 30, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

	(dollars in thousands, except share and per share amounts)

Pro Forma Data (unaudited):
Income before provision for income taxes		$38,808		$38,731	$49,510	$31,883	$30,490
Pro forma provision for income taxes (5)		15,172		15,113	19,299	12,489	11,919
Pro forma net income (5)		$23,636		$23,618	$30,211	$19,394	$18,571

Pro forma net income per share (5)
Basic and diluted		$0.49		$0.49	$0.63	$0.40	$0.39

Other Operating Data (unaudited):
Number of stores at end of period	113	100	100	100	92	86	77
Comparable store sales growth (6)	5.4%	5.0%	1.4%	5.0%	(1.1)%	(1.5)%	4.5%
Gross square footage at end of period (in thousands)	2,383	2,129	2,129	2,129	1,955	1,811	1,584
Average comparable store size (gross square feet) (7)	21,256	21,239	21,273	21,205	20,936	20,641	19,786
Comparable store sales per gross square foot during period (7)	$501	$480	n/a	$481	$472	$498	$533

Balance Sheet Data (end of period):
Total assets	$323,340	$258,857	$258,857	$258,002	$235,541	$233,550	$187,695
Total long-term debt	$64,000	$81,850	$81,850	$82,450	$98,200	$130,000	$92,670
Total stockholders' equity	$126,916	$72,077	$72,077	$69,212	$68,302	$37,905	$34,242

(1)	On January 26, 2011, our Board of Directors approved a change in our fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which started January 31, 2011 and ended January 29, 2012.

(2)	For comparative purposes, we have presented the selected consolidated statements of income data for the unaudited fifty-two weeks ended January 30, 2011, not covered by the auditors’ report. See Form 8-K, as of June 14, 2011, for the Schedule of Unaudited Financial and Operational Data on a recast basis for each of the thirteen week periods ended May 2, 2010, August 1, 2010, October 31, 2010 and January 30, 2011, which was included in Exhibit 99.1 to Form 8-K.

(3)	In November 2010, we recorded share-based compensation and related payroll tax expenses of $28.8 million or $17.6 million, net of tax, in connection with our initial public offering.

(4)	Income tax expense for 2010 included a $19.1 million charge to recognize a net deferred tax liability resulting from the tax reorganization carried out in connection with our initial public offering. In the period after becoming a C-corporation, from November 2010 through January 30, 2011, we recognized a $2.0 million income tax benefit that resulted from our net loss during that period. Additionally, in the period after becoming a C-corporation, from November 2010 through December 2010, we recognized a $3.7 million income tax benefit that resulted from our net loss during that period.

(5)	Prior to November 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-corporation status and converted to a C-corporation in November 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that will be reflected in our consolidated financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using blended statutory federal and state income tax rates of 39.1% for the unaudited fifty-two weeks ended January 30, 2011, and 39.0%, 39.0%, 39.2%, and 39.1% for the years ended December 31, 2010, 2009, 2008 and 2007, respectively. These tax rates reflect the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for each period.

(6)	Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-K regarding our comparable store sales may not be comparable to similar data made available by our competitors. The January 2011 period has one less day than the same period in the previous year, which negatively impacts the comparison by 3.4%. See further discussion in Item 7, “Management Discussion and Analysis.”

(7)	Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period. We have excluded the comparable store sales per gross square foot calculation for the one month period ended January 30, 2011, due to its lack of comparability to the remainder of the financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with “Selected Historical Financial and Other Data” and our audited consolidated financial statements and related notes which are included elsewhere in this Form 10-K. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A Risk Factors”, and included in other portions of this Form 10-K.

Overview

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 29, 2012, we operated 113 stores in 21 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

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

We changed our year-end from a calendar year ending on December 31, to a fiscal year ending on the last Sunday of January, commencing with our 2011 fiscal year, which ended January 29, 2012. As a result of this change, we have provided the results for the fifty-two weeks ended January 29, 2012 (fiscal 2011”), compared to the fifty-two weeks ended January 30, 2011 (fiscal 2010”). The purpose of the presentation is to provide period-to-period comparisons that are consistent and enable greater comparability in the review of our operational and financial performance.

In addition to presenting the Company's financial results in conformity with U.S. generally accepted accounting principles (“GAAP”), we have presented our fiscal and calendar 2010 results on an adjusted basis in order to exclude the impact of certain charges related to our November 2010 initial public offering (“IPO”) and the tax effect of converting from an S-corporation to a C-corporation in connection with our IPO. Adjusted results are non-GAAP financial measures. For a reconciliation of adjusted results to GAAP results and a discussion of why we use non-GAAP financial measures, see “Non-GAAP Adjusted Financial Results”, “Year Ended January 29, 2012 As Compared to the Unaudited Fifty-Two Weeks Ended January 30, 2011”, “Year Ended January 29, 2012 Compared to the Year Ended December 31, 2010” and the “Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.”

Operating income for fiscal year 2011 increased $42.0 million, to $82.9 million compared to $40.8 million for the unaudited fifty-two weeks ended January 30, 2011. Share-based compensation and related payroll tax expense incurred in connection with our initial public offering reduced operating income for the unaudited fifty-two weeks ended January 30, 2011, by $28.8 million. Net income for the year ended January 29, 2012 was $51.4 million as compared to $21.3 million for the unaudited fifty-two weeks ended January 30, 2011, which includes the impact of the share-based compensation and related payroll tax expense incurred in connection with our initial public offering and the charge of $19.1 million to establish our beginning deferred tax balances. Diluted earnings per share for the year ended January 29, 2012 was $1.07 compared to diluted earnings per share of $0.44 for the unaudited fifty-two weeks ended January 30, 2011.

Excluding the share-based compensation expense and related payroll tax expense incurred in connection with our initial public offering and the establishment of beginning deferred tax balances, adjusted operating income increased $13.2 million, or 19.0%, to $82.9 million in for the year ended January 29, 2012 from $69.7 million for the unaudited fifty-two weeks ended January 30, 2011. Adjusted net income increased 24.7% to $51.4 million for the year ended January 29, 2012 from $41.2 million for the unaudited fifty-two weeks ended January 30, 2011. Diluted earnings per share increased 24.4% to $1.07 for the year ended January 29, 2012 compared to $0.86, as adjusted, for the unaudited fifty-two weeks ended January 30, 2011.

Through our effort to expand our store base, we have achieved strong growth in store count and operating results. We grew from 53 stores at December 31, 2005, to 113 stores at January 29, 2012, a compound annual growth rate (“CAGR”) of approximately 13.5%. Our sales increased from $459.7 million in 2005 to $1,108.0 million for the year ended January 29, 2012, a CAGR of 15.8%.

Outlook

We intend to continue our profitable growth by expanding our store base, driving comparable store sales and increasing our highly-attractive operating margins. Consistent with our history of growth, we intend to open new stores in existing markets and penetrate new markets. We view expansion of our store base as a core competency and have more than tripled our store count since 2002. We opened 13 new stores in fiscal 2011 and believe there is a significant opportunity to continue to increase our number of stores. In addition, if attractive opportunities arise, we may acquire stores as a way to expand our store base and penetrate new markets. Our results of operations have been, and may continue to be, affected by the timing and number of new store openings, primarily because new stores generally have different performance profiles and greater variability in sales volumes than our mature stores.

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

We expect continued sales growth in fiscal 2012. The magnitude of expected growth could vary significantly due to overall economic and competitive conditions, and due to volatility in the supply and costs of commodities such as meat, cheese and produce. The Company expects that the development and maturation of new stores will also drive future sales growth. We anticipate opening an additional 14 to 16 new stores by the end of 2012, in addition to remodeling two stores and relocating one store during the same period.

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

Various factors may affect comparable store sales, including:

o	overall economic trends and conditions, including general price levels in the economy;

o	consumer preferences and buying trends;

o	our competition, including competitor store openings or closings near our stores;

o	our competitors expanding their offerings of premium/perishable products;

o	the pricing of our products, including the effects of inflation or deflation;

o	the number of customer transactions at our stores;

o	our ability to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores;

o	the level of customer service that we provide in our stores;

o	our in-store merchandising-related activities;

o	our ability to source products efficiently;

o	our opening of new stores in the vicinity of our existing stores; and

o	the number of stores we open, remodel or relocate in any period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, and other corporate administrative costs. Share-based compensation expenses include those incurred in connection with our initial public offering as well as those arising from grants made under our 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs associated with the opening of new stores including costs associated with recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.

Labor and corporate administrative costs generally decrease as a percentage of sales as a result of an increase in our sales. Accordingly, selling, general and administrative expenses as a percentage of sales are usually higher in lower volume quarters and lower in higher-volume quarters. Store-level compensation costs are generally the largest component of our selling, general and administrative expenses. The components of our selling, general and administrative expenses may not be identical to those of our competitors. As a result, data in this Form 10-K regarding our selling, general and administrative expenses may not be comparable to similar data made available by our competitors. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth.

Income from Operations

Income from operations consists of gross profit minus selling, general and administrative expenses, store closure and exit costs and depreciation.

Income Taxes

Until November 2010, we operated as an S-corporation, and did not pay federal corporate income tax or state corporate income tax in states that recognize S-corporation status. Instead, the stockholders of the S-corporation were responsible for income tax on the S-corporation’s taxable income. Accordingly, our income tax provision for a portion of the year ended December 31, 2010 and all of the year ended December 31, 2009 prior to our C-corporation election, only reflects state taxes owed by us in certain states in which we operate. Since November 2010, we have operated as a C-corporation. In the fourth quarter of 2010, in connection with our conversion to a C-corporation, we recognized a $19.1 million charge to establish deferred tax balances.

Change in Fiscal Year-End and Presentation of Financial Information

On January 26, 2011 our Board of Directors approved a change in our fiscal year-end from a calendar year-end of December 31, to a fiscal year-end of the last Sunday of January, commencing with fiscal 2011. In connection with the change of our fiscal year-end, we had a thirty day transition period from January 1, 2011 to January 30, 2011, the audited results of which are reported below.

We changed our fiscal year-end in order to offer more comparable quarterly and annual data to our investors. As a specialty retailer focused on foods, our operations are more active during the periods surrounding holidays and can be subject to seasonal differences in the event that holiday periods fall within a particular fiscal period one year and a different fiscal period in a subsequent year. By changing our fiscal year-end, revenues, including the use of gift cards given as holiday gifts, in the months of December and January will now appear in the same fiscal quarter and fiscal year resulting in greater comparability of our period-to-period financial results regardless of whether significant shopping occurs at the end of December or the beginning of January. In addition, the Easter holiday and the time periods surrounding Easter are significant shopping periods for us and the change in our fiscal year-end means that these periods will always be in our first fiscal quarter rather than occurring variously from one year to the next in the first quarter or the second quarter. We believe that this change in fiscal year-end will provide investors with a more comparable quarterly and annual picture of our Company’s operations.

As a result of the change in our fiscal year-end, our fiscal quarters, each of which will now consist of three periods of four, four and five weeks, will also end on different dates from prior periods. Included in this report are our consolidated balance sheets as of January 29, 2012, January 30, 2011, and December 31, 2010, as well as consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the fiscal year ended January 29, 2012, one month period ended January 30, 2011, and fiscal years ended December 31, 2010 and December 31, 2009.

In connection with the change in our fiscal year-end, we submitted a letter to the Securities and Exchange Commission outlining our proposed transition reporting. In the letter, we represented that our Form 10-K for the year ended January 29, 2012 would present management’s discussion and analysis of financial condition and results of operations comparing (i) the year ended January 29, 2012 against the year ended December 31, 2010, and (ii) the year ended December 31, 2010 against the year ended December 31, 2009. Prior to presenting the information described in the above-referenced letter, which is provided below, we are also providing below a comparison of the fiscal year ended January 29, 2012 against the unaudited fifty-two week period ended January 30, 2011. The purpose of this presentation is to provide period-to period comparisons that are consistent and enable greater comparability in the review of our operational and financial performance.

Thus, this section is organized in the following order: (i) Year Ended January 29, 2012 As Compared to the Unaudited Fifty-Two Weeks Ended January 30, 2011; (ii) Year Ended January 29, 2012 Compared to the Year Ended December 31, 2010; (iii) One-Month Audited Transition Period Ended January 30, 2011 Compared to the One-Month Unaudited Period Ended January 31, 2010; and (iv) Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009.

Non-GAAP Adjusted Financial Results

In addition to presenting our financial results in conformity with GAAP within this Form 10-K, we are also presenting results on an “adjusted” basis in order to exclude the impact of certain charges related to our initial public offering and the tax effect of converting from an S-corporation to a C-corporation in connection with our initial public offering. Specifically, results for the unaudited fifty-two weeks ended January 30, 2011 and the year ended December 31, 2010 include share-based compensation and related payroll tax expenses arising from the vesting of equity awards at the time of the initial public offering, as well as income tax charges incurred in order to establish beginning deferred tax balances arising from our conversion from an S-corporation to a C-corporation. We did not incur corporate income tax due to our S-corporation status through October 2010 for the unaudited fifty-two week period ended January 30, 2011 and for the year ended December 31, 2010 as well as for the year ended December 31, 2009. Our adjusted results exclude the impact of the charges related to our initial public offering and reflect a pro forma provision for corporate income taxes for a portion of 2010 and fiscal 2009 where we had S-corporation status except in states in which S-corporation status is not recognized. Except where the context otherwise requires, the use of the term “adjusted” or “as adjusted” with reference to the financial results discussed in this management’s discussion and analysis refers to the adjusted results described in this paragraph. These adjusted financial results are non-GAAP financial measures. We believe that the presentation of adjusted financial results facilitates an understanding of our operations without the one-time impact associated with the initial public offering. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	Year Ended (1)				One Month Ended		Year Ended
	January 29, 2012		January 30, 2011 (2) (unaudited)		January 30, 2011		December 31, 2010		December 31, 2009

	(dollars in thousands, except share and per share amounts)

Statement of Income Data:
Sales	$1,108,035	100.0%	$980,403	100.0%	$78,149	100.0%	$974,213	100.0%	$861,931	100.0%
Cost of goods sold	741,184	66.9%	659,344	67.3%	53,302	68.2%	654,986	67.2%	585,360	67.9%
Gross profit	366,851	33.1%	321,059	32.7%	24,847	31.8%	319,227	32.8%	276,571	32.1%
Selling, general and administrative expenses	247,047	22.3%	245,955 (3)	25.1%	17,623	22.6%	244,378 (3)	25.1%	191,250	22.2%
Store closure and exit costs	437	0.0%	775	0.1%	37	0.0%	792	0.1%	4,361	0.5%
Depreciation	36,485	3.3%	33,483	3.4%	2,729	3.5%	33,122	3.4%	27,880	3.2%
Income from operations	82,882	7.5%	40,846	4.2%	4,458	5.7%	40,935	4.2%	53,080	6.2%
Interest expense	1,858	0.2%	2,209	0.2%	87	0.1%	2,374	0.2%	3,806	0.4%
Other income, net	(2)	0.0%	(171)	0.0%	(1)	0.0%	(170)	0.0%	(236)	0.0%
Income before provision for income taxes	81,026	7.3%	38,808	4.0%	4,372	5.6%	38,731	4.0%	49,510	5.7%
Recognition of net deferred tax liabilities upon C-corporation conversion (4)	-	-	19,125	2.0%	-	-	19,125	2.0%	-	-
Tax provision (benefit) (4)	29,631	2.7%	(1,655)	(0.2)%	1,712	2.2%	(3,309)	(0.3)%	308	0.0%
Net income	$51,395	4.6%	$21,338	2.2%	$2,660	3.4%	$22,915	2.4%	$49,202	5.7%

Net income per share
Basic and diluted	$1.07		$0.44		$0.06		$0.48		$1.03
Dividends declared per common share	$-		$0.83		$-		$1.00		$0.42
Shares used in computation of net income per share,
Basic	48,002,273		47,991,045		47,991,045		47,991,045		47,991,045

Diluted	48,137,519		48,014,349		48,095,459		48,059,882		47,991,045

Pro Forma Data (unaudited):
Income before provision for income taxes			$38,808				$38,731		$49,510
Pro forma provision for income taxes (5)			15,172				15,113		19,299
Pro forma net income (5)			$23,636				$23,618		$30,211

	The Fresh Market, Inc.
	Selected Historical Financial and Other Data

	Year Ended (1)		One Month Ended	Year Ended
	January 29, 2012	January 30, 2011 (2)	January 30, 2011	December 31, 2010	December 31, 2009

Other Operating Data (unaudited):
Number of stores at end of period	113	100	100	100	92
Comparable store sales growth (6)	5.4%	5.0%	1.4%	5.0%	(1.1)%
Gross square footage at end of period (in thousands)	2,383	2,129	2,129	2,129	1,955
Average comparable store size (gross square feet) (7)	21,256	21,239	21,273	21,205	20,936
Comparable store sales per gross square foot during period (7)	$501	$480	n/a	$481	$472

(1)	On January 26, 2011, our Board of Directors approved a change in our fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which started January 31, 2011 and ended January 29, 2012.

(2)	For comparative purposes, we have presented the selected consolidated statements of income data for the unaudited fifty-two weeks ended January 30, 2011, not covered by the auditors’ report. See Form 8-K, as of June 14, 2011, for the Schedule of Unaudited Financial and Operational Data on a recast basis for each of the thirteen week periods ended May 2, 2010, August 1, 2010, October 31, 2010 and January 30, 2011, which was included in Exhibit 99.1to Form 8-K.

(3)	In November 2010, we recorded share-based compensation and related payroll tax expenses of $28.8 million or $17.6 million, net of tax, in connection with our initial public offering.

(4)	Income tax expense for 2010 included a $19.1 million charge to recognize a net deferred tax liability resulting from the tax reorganization carried out in connection with our initial public offering. In the period after becoming a C-corporation, from November 2010 through January 30, 2011, we recognized a $2.0 million income tax benefit that resulted from our net loss during that period. Additionally, in the period after becoming a C-corporation, from November 2010 through December 2010, we recognized a $3.7 million income tax benefit that resulted from our net loss during that period.

(5)	Prior to November 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-corporation status and converted to a C-corporation in November 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that will be reflected in our consolidated financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using blended statutory federal and state income tax rates of 39.1% for the unaudited fifty-two weeks ended January 30, 2011 and 39.0% for the years ended December 31, 2010 and 2009, respectively. These tax rates reflect the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for each period.

(6)	Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-K regarding our comparable store sales may not be comparable to similar data made available by our competitors. The January 2011 period has one less day than the same period in the previous year, which negatively impacts the comparison by 3.4%. See further discussion in “Management Discussion and Analysis.”

(7)	Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period. We have excluded the comparable store sales per gross square foot calculation for the one month period ended January 30, 2011, due to its lack of comparability to the remainder of the financial data.

Percentage totals in the above table may not equal the sum of the components due to rounding.

Year Ended January 29, 2012 As Compared to the Unaudited Fifty-Two Weeks Ended January 30, 2011

Sales

Sales increased 13.0%, or $127.6 million, to $1,108.0 million in 2011. The increase in sales for the year ended January 29, 2012 was attributable primarily to sales from 13 stores that were not open for the unaudited fifty-two weeks ended January 30, 2011, increased sales from 8 stores that were only opened during a portion for the unaudited fifty-two weeks ended January 30, 2011 and an overall increase in comparable store sales. There were 99 comparable stores and 14 non-comparable stores open at January 29, 2012.

Our sales for the year ended January 29, 2012 includes $1.4 million for the initial recognition of breakage on gift cards we previously issued and sold. Although we expect to recognize gift card breakage income in future periods, the amount we expect to recognize in future periods will be less than the initial breakage income we recognized for the year ended January 29, 2012. For example, our gift card breakage income for the fourth quarter of fiscal 2011, when we began recognizing gift card breakage income, represented approximately $0.2 million, while the cumulative adjustment for the initial recognition of gift card breakage represented $1.4 million, for a total of approximately $1.6 million in gift card breakage income for the year ended January 29, 2012. Due to seasonality, we expect gift card breakage income to be significantly higher in the fourth quarter than in any other fiscal quarter. Gift card breakage income is excluded from the comparable store sales figures.

Comparable store sales increased 5.4% for the year ended January 29, 2012, as compared to the unaudited fifty-two weeks ended January 30, 2011, as a result of a 2.6% increase in the number of transactions and a 2.8% increase in the average transaction size at our comparable stores. Average customer transaction size increased to approximately $30.92 for the year ended January 29, 2012, from approximately $30.12 for the unaudited fifty-two weeks ended January 30, 2011.

Gross Profit

Gross profit increased 14.3%, or $45.8 million, to $366.9 million for the year ended January 29, 2012, as compared to the unaudited fifty-two weeks ended January 30, 2011. The amount of the increase in gross profit attributable to increased sales was $41.8 million and the amount of the increase in gross profit attributable to increased gross margin rate was $4.0 million. Our cost of goods sold increased by $81.8 million for the year ended January 29, 2012, as compared to the unaudited fifty-two weeks ended January 30, 2011, which was primarily attributable to a $73.5 million increase in merchandise product costs and a $6.0 million increase in store occupancy costs. Gross margin rate increased 40 basis points to 33.1% for the year ended January 29, 2012 from 32.7% for the unaudited fifty-two weeks ended January 30, 2011. The increase in our gross margin rate was attributable to increased merchandise margin as well as leverage in occupancy costs and supplies expense, offset by deleverage in LIFO expense. The merchandise margin rate improved 10 basis points as a percentage of sales for the year ended January 29, 2012 related to our initial recognition of $1.4 million in gift card breakage income. The LIFO expense increased to $1.3 million for the year ended January 29, 2012, as compared to $0.5 million for the unaudited fifty-two weeks ended January 30, 2011, which negatively impacted the gross margin rate by approximately 10 basis points as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 0.4%, or $1.1 million, to $247.0 million for the year ended January 29, 2012, as compared to the unaudited fifty-two weeks ended January 30, 2011. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation and an increase in customer traffic during the year ended January 29, 2012, as compared to the unaudited fifty-two weeks ended January 31, 2011, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the year ended January 29, 2012, our salary and benefit expenses increased $17.6 million and our other store operating expenses increased $5.8 million, compared to the unaudited fifty-two weeks ended January 30, 2011. These increases were offset by a decrease of $24.9 million in our corporate administrative expenses for the year ended January 29, 2012, as compared to the unaudited fifty-two weeks ended January 30, 2011. The decrease was primarily attributable to share-based compensation expenses for corporate employees and related payroll tax expense of $28.8 million associated with our initial public offering in 2010 and was partially offset by a $2.0 million increase in corporate compensation expense, which was primarily attributable to increased headcount for the year ended January 29, 2012 compared to the unaudited fifty-two weeks ended January 30, 2011.

Excluding the IPO-related share-based compensation and payroll tax expense, selling, general, and administrative expenses for the year ended January 29, 2012 increased 13.8%, or $29.9 million, from $217.1 million, as adjusted, for the unaudited fifty-two weeks ended January 30, 2011. As a percent of sales, selling, general, and administrative expenses for the year ended January 29, 2012 were 22.3% or 20 basis points higher than the adjusted selling general and administrative expenses for the unaudited fifty-two weeks ended January 30, 2011. Selling, general and administrative expenses included higher corporate expenses, driven by approximately $2.3 million in new expenses attributable to our public company status and approximately $1.1 million in transaction expenses incurred in connection with our public offering of common stock in fiscal 2011, which together adversely impacted selling, general and administrative expenses as a percentage of sales by approximately 30 basis points during fiscal 2011. In addition to these higher corporate expenses, we also incurred incremental expenses opening new stores in fiscal 2011, mostly offset by an improvement in store level and corporate compensation expense as a percentage of sales. The following table provides an unaudited reconciliation of adjusted sales, general and administrative expenses, a non-GAAP financial measure, to U.S. GAAP selling, general and administrative expenses:

For the Fifty-Two Weeks Ended
January 30, 2011
(unaudited)
(amounts in thousands)

Selling, general and administrative expenses	$245,955
IPO-related share-based compensation expense and payroll tax expense	(28,821)

Adjusted selling, general and administrative expenses	$217,134

Income from Operations

For the year ended January 29, 2012, operating income increased $42.0 million, to $82.9 million from $40.9 million for the unaudited fifty-two weeks ended January 30, 2011. For the unaudited fifty-two weeks ended January 30, 2011, share-based compensation and related payroll tax expense related to our initial public offering reduced operating income by $28.8 million. Excluding these items, operating income increased $13.2 million, or 19.0%, from $69.7 million, as adjusted, for the unaudited fifty-two weeks ended January 30, 2011. As a percent of sales, operating margin for the year ended January 29, 2012 increased to 7.5% from 7.1%, an increase of 40 basis points as compared to the unaudited fifty-two weeks ended January 30, 2011, as adjusted. The primary driver for the increase in operating margin for the year ended January 29, 2012 was the increase in gross margin rate, which included $1.4 million for the initial recognition of gift card breakage income, as well as a slight improvement in depreciation expense as a percentage of sales. The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to U.S. GAAP income from operations:

For the Fifty-Two Weeks Ended
January 30, 2011
(unaudited)
(amounts in thousands)

Income from operations	$40,846
IPO-related share-based compensation expense and payroll tax expense	28,821

Adjusted income from operations	$69,667

Depreciation increased 9.0%, or $3.0 million, to $36.5 million for the year ended January 29, 2012, as compared to the unaudited fifty-two weeks ended January 30, 2011, which was attributable to store unit growth.

Interest Expense

Interest expense decreased 15.9%, or $0.3 million, to $1.9 million for the year ended January 29, 2012, as compared to $2.2 million for the unaudited fifty-two weeks ended January 30, 2011, due primarily to reduced weighted average borrowings under our revolving credit facility. We also benefited from the expiration of an interest rate swap in 2011 for which we paid a fixed rate of 4.91% on the notional amounts of $15.0 million.

Income Tax Expense

Income tax expense increased $12.2 million for the year ended January 29, 2012, as compared to the unaudited fifty-two weeks ended January 30, 2011. The increase was attributable to the termination of our S-corporation election and the conversion to a C-corporation in November 2010 in connection with our initial public offering, and as a result, we are now subject to additional entity-level taxes that are reflected in our consolidated financial statements.

The effective income tax rate for the year ended January 29, 2012 was 36.6% as compared to 39.1% on a pro forma basis for the unaudited fifty-two weeks ended January 30, 2011. The decrease was mostly attributable to inventory food donations to charitable organizations.

Net Income

Net income increased $30.0 million, to $51.4 million for the year ended January 29, 2012, from $21.3 million for the unaudited fifty-two weeks ended January 30, 2011. Net income increased 24.7%, or $10.2 million, to $51.4 million for the year ended January 29, 2012, from $41.2 million, as adjusted, for the unaudited fifty-two weeks ended January 30, 2011. Net income as a percentage of sales for the year ended January 29, 2012 increased to 4.6% from 4.2%, as adjusted, for the unaudited fifty-two weeks ended January 30, 2011. The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to U.S. GAAP net income:

	For the Fifty-Two Weeks Ended
	January 30, 2011
	(unaudited)
	(amounts in thousands, except
	per share amounts)

	Net	Diluted Earnings
	Income	Per Share
Net income	$21,338	$0.44
Share-based compensation expense (1)	17,575	0.37
Recognition of net deferred tax liabilities upon C-corporation conversion	19,125	0.40
Tax provision (2)	(16,827)	(0.35)
Adjusted net income	$41,211	$0.86

(1)         Represents share-based compensation expense of $28.8 million including related payroll taxes incurred in connection with our initial public offering, net of tax benefit.

(2)         Represents estimated income taxes from February 2010 to November 2010, during which time period we were an S-corporation, using a blended statutory rate of 39.1%, which reflects combined federal and state income taxes, as if we had been treated as a C-corporation.

Year Ended January 29, 2012 Compared to the Year Ended December 31, 2010

Sales

Sales increased 13.7%, or $133.8 million, to $1,108.0 million for the year ended January 29, 2012, as compared to the year ended December 31, 2010. The increase in sales for the year ended January 29, 2012 was attributable primarily to sales from 13 stores that were not open in 2010, increased sales from 8 stores that were only open during a portion of 2010 and an overall increase in comparable store sales. There were 99 comparable stores and 14 non-comparable stores open at January 29, 2012.

Our sales for the year ended January 29, 2012 includes $1.4 million for the initial recognition of breakage on gift cards we previously issued and sold. Although we expect to recognize gift card breakage income in future periods, the amount we expect to recognize in future periods will be less than the initial breakage income we recognized for the year ended January 29, 2012. For example, our gift card breakage income for the fourth quarter of fiscal 2011, when we began recognizing gift card breakage income, represented approximately $0.2 million, while the cumulative adjustment for the initial recognition of gift card breakage represented $1.4 million, for a total of approximately $1.6 million in gift card breakage income for the year ended January 29, 2012. Due to seasonality, we expect gift card breakage income to be significantly higher in the fourth quarter than in any other fiscal quarter. Gift card breakage income is not included in the comparable store sales figures.

Gross Profit

Gross profit increased 14.9%, or $47.6 million, to $366.9 million for the year ended January 29, 2012, as compared to 2010. The amount of the increase in gross profit attributable to increased sales was $43.8 million and the amount of the increase in gross profit attributable to increased gross margin rate was $3.8 million. Our cost of goods sold increased by $86.2 million for the year ended January 29, 2012, as compared to 2010, which was primarily attributable to a $77.1 million increase in merchandise product costs, $6.3 million increase in store occupancy costs and a $1.2 million increase in LIFO expense. Gross margin rate increased 30 basis points to 33.1% for the year ended January 29, 2012 from 32.8% for 2010. The increase in our gross margin rate was primarily attributable to increased merchandise margin as well as leverage in occupancy costs and supplies expense, offset by an increase in LIFO expense of 10 basis points as a percentage of sales. The gross margin rate included $1.4 million for the initial recognition of gift card breakage income, which contributed approximately 10 basis points of improvement as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million, to $247.1 million for the year ended January 29, 2012, as compared to 2010. An increase in the number of stores in operation and an increase in customer traffic during the year ended January 29, 2012, as compared to 2010, led to higher overall store-level labor expenses and other costs to operate our stores. With more stores in operation during fiscal 2011, our salary and benefit expenses increased $18.2 million and our other store operating expenses increased $6.3 million, compared to 2010. These increases were offset by a decrease of $24.5 million in our corporate administrative expenses for the year ended January 29, 2012, as compared to 2010. The decrease was primarily attributable to share-based compensation expenses for corporate employees and related payroll tax expense of $28.8 million associated with our initial public offering in 2010 and was partially offset by a $1.6 million increase in corporate compensation expense, which was primarily attributable to increased headcount for the year ended January 29, 2012, as compared to 2010.

Excluding the IPO-related share-based compensation and related payroll tax expense, selling, general and administrative expenses for the year ended January 29, 2012 increased 14.6%, or $31.5 million from $215.6 million, as adjusted, for the year ended December 31, 2010. As a percent of sales, selling, general, and administrative expenses for the year ended January 29, 2012 were 22.3%, or 20 basis points higher than 2010, as adjusted. Selling, general and administrative expenses included higher corporate expenses, driven by approximately $2.6 million in new expenses attributable to the our public company status and approximately $1.1 million in transaction expenses incurred in connection with our public offering of common stock in fiscal 2011, which together adversely impacted selling, general and administrative expenses as a percentage of sales by approximately 30 basis points during fiscal 2011. In addition to these higher expenses corporate expenses, we also incurred incremental expenses opening new stores in fiscal 2011, mostly offset by an improvement in store level and corporate compensation expense as a percentage of sales. The following table provides an unaudited reconciliation of adjusted sales, general and administrative expenses, a non-GAAP financial measure, to U.S. GAAP selling, general and administrative expenses:

2010
(amounts in thousands)

Selling, general and administrative expenses	$244,378
IPO-related share-based compensation expense and payroll tax expense	(28,821)

Adjusted income from operations	$215,557

Income from Operations

For the year ended January 29, 2012, operating income increased $42.0 million, to $82.9 million from $40.9 million in 2010. Share-based compensation and related payroll tax expense in connection with our initial public offering reduced operating income by $28.8 million for the year ended December 31, 2010. Excluding these items, operating income increased $13.1 million, or 18.8%, from $69.8 million, as adjusted, in 2010. On an adjusted basis, operating margin as a percent of sales was 30 basis points higher, or 7.5% for the year ended January 29, 2012, as compared to 7.2% for the year ended December 31, 2010. The primary driver for the increase in operating margin for the year ended January 29, 2012 was the increase in gross margin rate, which included $1.4 million for the initial recognition of gift card breakage, as well as a slight improvement in depreciation expense as a percentage of sales. The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to U.S. GAAP income from operations:

40

2010
(amounts in thousands)

Income from operations	$40,935
IPO-related share-based compensation expense and payroll tax expense	28,821

Adjusted income from operations	$69,756

Depreciation increased 10.2%, or $3.4 million, to $36.5 million for the year ended January 29, 2012, as compared to 2010, which was attributable to store unit growth.

Interest Expense

Interest expense decreased 21.8%, or $0.5 million, to $1.9 million for the year ended January 29, 2012, as compared to 2010, due primarily to reduced weighted average borrowings under our revolving credit facility. We also benefited from the expiration of an interest rate swap for the year ended January 29, 2012 for which we paid a fixed rate of 4.91% on the notional amount of $15.0 million.

Income Tax Expense

Income tax expense increased $13.8 million for the year ended January 29, 2012, as compared to 2010. The increase was attributable to the termination of our S-corporation election and the conversion to a C-corporation in November 2010 in connection with our initial public offering, and as a result, we are now subject to additional entity-level taxes that are reflected in our consolidated financial statements.

The effective income tax rate for the year ending January 29, 2012, was 36.6% as compared to 39.0% on a pro forma basis for the year ended December 31, 2010. The decrease was mostly attributable to inventory food donations to charitable organizations.

Net Income

Net income increased $28.5 million, to $51.4 million for the year ended January 29, 2012, as compared to $22.9 million for 2010. Net income increased 24.8%, or $10.2 million, from $41.2 million for 2010, as adjusted. Net income as a percentage of sales for the year ended January 29, 2012 increased 40 basis points as a percentage of sales to 4.6% from 4.2% for 2010, as adjusted. The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to U.S. GAAP net income:

	2010
	(unaudited)
	Net	Diluted Earnings
	Income	Per Share
	(amounts in thousands, except
	per share amounts)

Net income	$22,915	$0.48
Share-based compensation expense (1)	17,575	0.37
Recognition of net deferred tax liabilities upon C-corporation conversion	19,125	0.40
Tax provision (2)	(18,422)	(0.39)
Adjusted net income	$41,193	$0.86

(1)         Represents share-based compensation expense of $28.8 million including related payroll taxes incurred in connection with our initial public offering, net of tax benefit.

(2)         Represents estimated income taxes from January 2010 to November 2010, during which time period we were an S-corporation, using a blended statutory rate of 39.0%, which reflects combined federal and state income taxes, as if we had been treated as a C-corporation.

One-Month Audited Transition Period Ended January 30, 2011 (“January 2011”) Compared to the One-Month Unaudited Period Ended January 31, 2010 (“January 2010”).

The January 2011 period had 30 days while the comparable period in January 2010 had 31 days.

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

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Sales

Sales increased 13.0%, or $112.3 million, to $974.2 million in 2010. The 2010 increase in sales was attributable primarily to sales from eight stores that were not open in 2009, increased sales from seven stores that were only open during a portion of 2009 and an overall increase in comparable store sales. There were 90 comparable stores and 10 non-comparable stores open at December 31, 2010.

Comparable store sales increased 5.0% in 2010 compared to 2009, as a result of a 3.0% increase in the number of transactions and a 2.0% increase in the average transaction size at our comparable stores. Average customer transaction size increased to $30.10 for 2010, from $29.51 for 2009.

Gross Profit

Gross profit, which includes occupancy costs, increased 15.4%, or $42.6 million, to $319.2 million for 2010, from $276.6 million for 2009. The amount of the increase in gross profit attributable to increased sales was $36.0 million and the amount of the increase in gross profit attributable to increased gross margin rate was $6.6 million. Our cost of goods sold (exclusive of depreciation) increased by $69.6 million for 2010 compared to 2009, which was primarily attributable to a $62.9 million increase in merchandise product costs and a $4.3 million increase in store occupancy costs. Gross margin rate increased 70 basis points to 32.8% for 2010 from 32.1% for 2009. The increase in our gross margin rate was primarily attributable to lower product costs as a percentage of sales. During 2010 and 2009, we continued to grow our order volume faster than that of many other businesses that purchase premium food products, which allowed us to benefit from greater purchasing power in sourcing our products. In addition, our gross margin rate benefited from the leverage achieved from comparable store sales growth, as certain fixed expenses, principally occupancy costs, did not increase at the same rate as comparable store sales. The increase in the gross margin rate was also favorably impacted by reduced supplies expense as a percent of sales in 2010 versus 2009 and the gross margin rate was partially offset by a higher LIFO inventory charge.

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

Selling, general and administrative expenses as a percentage of sales for 2010 increased 290 basis points to 25.1% from 22.2% for 2009. Share-based compensation and related payroll tax expense in connection with our initial public offering accounted for 300 basis points of increased expense and the remainder of selling, general and administrative expenses primarily from store payroll and benefit costs accounted for a 10 basis point decrease.

Excluding the share-based compensation and related payroll tax expense, adjusted selling, general, and administrative expenses for 2010 increased $24.3 million to $215.6 million. As a percent of sales, adjusted selling, general, and administrative expenses for 2010 were 22.1%, or 10 basis points lower than 2009. The following table provides an unaudited reconciliation of adjusted sales, general and administrative expenses, a non-GAAP financial measure, to U.S. GAAP selling, general and administrative expenses:

2010
(amounts in thousands)
Selling, general and administrative expenses	$244,378
IPO-related share-based compensation expense and payroll tax expense	(28,821)

Adjusted selling, general and administrative expenses	$215,557

Income from Operations

For 2010, operating income decreased $12.2 million, or 23.0%, to $40.9 million from $53.1 million in 2009. Income from operations as a percentage of sales for 2010 decreased to 4.2% from 6.2% for 2009. For 2010, share-based compensation and related payroll tax expense related to our initial public offering reduced operating income by $28.8 million. Excluding these items, adjusted operating income increased $16.6 million, or 31.3%, to $69.7 million in 2010 from $53.1 million in 2009. As a percent of sales, adjusted operating margin for 2010 was 7.2%, which was 100 basis points higher than for 2009. The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to U.S. GAAP income from operations:

43

2010
(amounts in thousands)

Income from operations	$40,935
IPO-related share-based compensation expense and payroll tax expense	28,821

Adjusted income from operations	$69,756

Store closure and exit costs decreased by $3.6 million, to $0.8 million for 2010 from $4.4 million for 2009. During 2010, we did not record any charges related to additional store closures, whereas during 2009, we recorded charges for the closure of our store in Grand Rapids, Michigan in 2009 and also increased our estimated future net lease obligations associated with a store which closed in 2007. Depreciation increased 18.8%, or $5.2 million, to $33.1 million for 2010 from $27.9 million for 2009 which was attributable to store unit growth and accelerated depreciation due to the early replacement of store equipment.

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

Income Tax Expense

In 2010 we incurred a $19.1 million charge to recognize a net deferred tax liability resulting from the tax reorganization carried out in connection with our initial public offering. Additionally, from November 2010 through the end of 2010, we recognized a $3.7 million income tax benefit that resulted from our pretax loss from November 2010 through the end of 2010. The pretax loss was primarily attributable to the $28.8 million in shared-based compensation expense and related payroll tax expense incurred in connection with our initial public offering and the deferred tax liability described above.

In 2009 we were an S-corporation and did not incur federal corporate income tax or state corporate income tax in those states in which S-corporation status is recognized.

Net Income

Net income decreased 53.5%, or $26.3 million, to $22.9 million for 2010, from $49.2 million for 2009. Net income as a percentage of sales for 2010 decreased to 2.4% from 5.7% for 2009. Adjusted net income increased 36.4%, or $11.0 million, to $41.2 million for 2010, from $30.2 million for 2009. Adjusted net income as a percentage of sales for 2010 increased to 4.2% from 3.5% for 2009. The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to U.S. GAAP net income:

44

	2010
	(unaudited)
	Net	Diluted Earnings
	Income	Per Share
	(amounts in thousands, except
	per share amounts)

Net income	$22,915	$0.48
Share-based compensation expense (1)	17,575	0.37
Recognition of net deferred tax liabilities upon C-corporation conversion	19,125	0.40
Tax provision (2)	(18,422)	(0.39)
Adjusted net income	$41,193	$0.86

(1)   Represents share-based compensation expense of $28.8 million including related payroll taxes incurred in connection with our initial public offering, net of tax benefit.

(2)   Represents estimated income taxes from January 2010 to November 2010, the time period we were an S-corporation, using a blended statutory rate of 39.0%, which reflects combined federal and state income taxes, as if we had been treated as a C-corporation.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Our primary uses of cash are purchases of inventory, operating expenses, capital expenditures primarily for opening new stores and relocating and remodeling existing stores, debt service, corporate taxes, and while we were an S-corporation, distributions to our stockholders. We believe that the cash generated from operations, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores and relocating and remodeling existing stores and other strategic initiatives. These strategic initiatives include the replacement of store equipment and product display fixtures, and investments in information technology and merchandising enhancements. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

At January 29, 2012, we had $10.7 million in cash and cash equivalents and $99.5 million in borrowing availability pursuant to our 2011 Credit Facility. The 2011 Credit Facility is discussed under “—Financing Activities” and “—Revolving Credit Facility” below.

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

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
	January 29, 2012	December 31, 2010	December 31, 2009

	(in thousands)

Net cash provided by operating activities	$108,511	$111,438	$84,774
Net cash used in investing activities	(87,292)	(41,926)	(36,386)
Net cash used in financing activities	(18,405)	(68,675)	(51,901)

Net increase (decrease) in cash and cash equivalents	$2,814	$837	$(3,513)

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, realized losses on disposal of property and equipment, share based compensation, changes in deferred taxes, and the effect of working capital changes. In 2010, these non-cash items included an increase in share-based compensation expense and the recognition of deferred income taxes due to our conversion from an S-corporation to a C-corporation.

	Year Ended
	January 29, 2012	December 31, 2010	December 31, 2009

	(in thousands)

Net income	$51,395	$22,915	$49,202
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	36,692	33,171	27,929
Impairments and loss on disposal of property and equipment	130	817	1,985
Share-based compensation associated with equity awards	2,269	358	-
Share-based compensation associated with liability awards	-	29,420	232
Excess tax benefits from share-based compensation	(289)	-	-
Deferred income taxes	9,424	15,444	-
Change in working capital	8,890	9,313	5,426

Net cash provided by operating activities	$108,511	$111,438	$84,774

Net cash provided by operating activities decreased 2.6%, or $2.9 million, to $108.5 million for the year ended January 29, 2012 from $111.4 million for 2010. The decrease in net cash provided by operating activities was primarily due to an increase in tax payments.

Net cash provided by operating activities increased 31.4%, or $26.7 million, to $111.4 million for 2010 from $84.8 million for 2009. The increase in net cash provided by operating activities was primarily due to an increase in our net income adjusted for non-cash items.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	Year Ended
	January 29, 2012	December 31, 2010	December 31, 2009

	(in thousands)

Purchases of property and equipment	$(87,513)	$(41,983)	$(36,424)
Proceeds from sale of property and equipment	221	57	38

Net cash used in investing activities	$(87,292)	$(41,926)	$(36,386)

Capital expenditures increased $45.5 million to $87.5 million for the year ended January 29, 2012 from $42.0 million for 2010. The increase in capital expenditures was primarily related to an increase in new store growth, merchandising initiatives, and equipment upgrades and enhancements to existing stores for the year ended January 29, 2012. During the year ended January 29, 2012, the company opened 13 new stores, relocated 2 stores, and remodeled 2 stores compared to 8 stores that were opened in the prior year. Additionally, the increase in new store capital expenditures was related to higher than normal spending on certain projects, including the purchase of land. Our new store capital expenditures also included several buildings constructed, versus our typical leasehold improvements.

Capital expenditures increased 15.3%, or $5.6 million, to $42.0 million for 2010 from $36.4 million for 2009. The increase in capital expenditures was primarily due to $4.7 million being spent on new merchandising and information technology initiatives during 2010. The remainder of the increase was related to the timing differences in construction billings for 2010 compared to 2009.

We plan to spend approximately $95.0 million to $105.0 million on capital expenditures during fiscal 2012, primarily related to real estate investments.

Financing Activities

Cash used in financing activities consists principally of borrowings and payments under our revolving credit facility, and in the 2010 fiscal year, equity issuance costs associated with our initial public offering, and prior to our initial public offering, distributions to our stockholders. Prior to our initial public offering the distributions to our stockholders consisted of both discretionary distributions and distributions to enable our stockholders to pay their tax obligations due to our S-corporation status, which we funded through borrowings under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a discussion of our dividend policy.

	Year Ended
	January 29, 2012	December 31, 2010	December 31, 2009

	(in thousands)

Borrowings on revolving credit note	$450,782	$326,641	$230,896
Payments made on revolving credit note	(468,632)	(342,391)	(262,696)
Debt issuance costs	(1,056)	-	-
Proceeds from issuance of common stock pursuant to employee stock purchase plan	62	-	-
Excess tax benefits from share-based compensation	289	-	-
Payments on withholding tax for restricted stock unit vesting	(367)	-	-
Proceeds from exercise of share-based compensation awards	517	-	-
Equity issuance costs	-	(4,815)	-
Distributions to stockholders	-	(48,110)	(20,101)

Net cash used in financing activities	$(18,405)	$(68,675)	$(51,901)

Net cash used in financing activities during the year ended January 29, 2012 and December 31, 2010 was $18.4 million and $68.7 million, respectively. The $50.3 million decrease in net cash used in financing activities was primarily due to the elimination of distributions to our stockholders. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. On February 22, 2011, we terminated our 2007 Credit Facility and entered into a new 2011 Credit Facility (defined below). At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility, which is included in both borrowings and payments on the revolving credit agreement during 2011. In connection with the new credit agreement we incurred approximately $1.1 million in debt issuance costs. Net repayments under our revolving credit facility were $17.9 million for the 2011 fiscal year versus $15.8 million in the prior fiscal year.

Net cash used in financing activities during 2010 and 2009 was $68.7 million and $51.9 million, respectively. The $16.8 million increase in net cash used in financing activities was primarily due to distributions to our stockholders of $48.1 million during 2010, compared to $20.1 million in distributions to our stockholders during 2009. In addition, we incurred equity issuance costs of $4.8 million as a result of our initial public offering. Net repayments under our revolving credit facility during 2010 and 2009 were $15.8 million and $31.8 million, respectively.

Revolving Credit Facility

On February 22, 2011, we terminated our revolving credit facility that had been in place at January 30, 2011 and entered into a credit agreement with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility refinanced and replaced our credit agreement dated February 27, 2007 by us and among, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and the several other lending institutions (the “2007 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While we currently have no material domestic subsidiaries, other entities will guarantee our obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries during the term of the 2011 Credit Facility.

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

We were in compliance with all debt covenants under the 2011 Credit Facility as of January 29, 2012.

Contractual Obligations

The following table summarizes our contractual obligations, as of January 29, 2012.

	Payments Due by Period
	(in thousands)
		Less than			More than
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years

Long-term debt obligations (1)	$64,000	$-	$-	$64,000	$-

Estimated interest on long-term debt obligations (2)	5,785	1,417	2,833	1,535	-

Operating lease obligations (3)	352,298	36,142	77,003	70,839	168,314

Purchase obligations (4)	5,005	5,005	-	-	-

Contractual obligations for construction-related activities	4,950	4,950	-	-	-

	$432,037	$47,513	$79,836	$136,373	$168,314

(1)	Reflects the outstanding balance on the 2011 Credit Facility at January 29, 2012. Our balance outstanding fluctuates as we routinely draw new advances or make payments against outstanding advances based on our liquidity. For a more detailed description of our 2011 Credit Facility, see Note 3 to our consolidated financial statements found elsewhere in this document.

(2)	The outstanding advances under the 2011 Credit Facility bore variable interest at one-month LIBOR plus an applicable margin, or 1.5% at January 29, 2012. For purposes of this table, we estimated interest expense to be paid during the remaining term of the 2011 Credit Facility using the outstanding balance and interest rate as of January 29, 2012. Our actual cash payments for interest under the 2011 Credit Facility will fluctuate as the outstanding balance changes with our cash needs and the one-month LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt, see Note 3 to our consolidated financial statements found elsewhere in this document.

(3)	Represents the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, which combined represented approximately 29% of our minimum lease obligations for the year ended January 29, 2012. For a more detailed description of our operating leases, see Note 7 to our consolidated financial statements found elsewhere in this document.

(4)	Purchase obligations include agreements to purchase goods and services made in the normal course of business that are enforceable and legally binding on us. Our purchase obligations consist predominantly of contracts to purchase certain inventory items. This amount does not include any payment obligations with respect to products on hand at our logistics providers as we do not typically take title or have any obligation to pay for products purchased by our logistics provider until we receive the products at our store locations. Although we occasionally have obligations to purchase any inventory on-hand in the event a contract with a logistics provider is terminated, we also generally enter into arrangements with any subsequent logistics provider or distributor pursuant to which the subsequent logistics provider or distributor purchases the inventory on-hand at the former logistics provider or distributor or we deplete the inventory on-hand at the former logistics provider or distributor as the termination date approaches.

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

Critical Accounting Policies

In presenting our consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

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

We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements.

For further information on our critical and other significant accounting policies, see the notes to our consolidated financial statements included elsewhere in this Form 10-K.

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

The current cost of our inventories is determined using the first-in, first-out, or FIFO, method. Our FIFO cost includes purchase price net of vendor allowances. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was approximately $6.4 million at January 29, 2012, $5.1 million at January 30, 2011, and $4.7 million at December 31, 2010.

Impairment of Long-Lived Assets

We assess our long-lived assets, principally property and equipment, for possible impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset or group of assets may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset.

Our judgment regarding the existence of circumstances that indicate an asset’s carrying value may not be recoverable, and therefore potentially impaired, is based on several factors, including a decision to close a store or an unexpected decline in long-term cash flows. Determining whether impairment exists requires that we use estimates and assumptions of projected cash flows and operating results for the asset or assets being assessed. Our cash flow projections look several years into the future and include assumptions concerning variables such as the potential impact of operational changes, competitive factors, inflation and the economy. Our estimate of fair value used in calculating an impairment loss is based on market values, if available, or our estimated future cash flow projections discounted to their present value. Using different assumptions and definitions could result in a change in our estimates of cash flows and fair value and those differences could produce materially different results.

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

Our assumptions about future cash payments to be made as part of the lease agreements are based on the terms contained in the lease agreement. In determining the fair value of the liability, we offset the future lease payments with an estimate of the amount of subtenant income that could be reasonably obtained for the store properties. Our expectations of potential subtenant income are based on variable factors including our knowledge of the geographical area in which the closed property is located and existing economic conditions. We also seek advice from local brokers and agents, commercial market value analysts, and third party fair value reports to develop our assumptions. While we believe our current estimates of reserves for closed properties are adequate, it is possible that market and economic conditions could cause us to change our assumptions and may require additional reserves. We review our estimates used in determining the closed store reserve on a quarterly basis and record adjustments, if necessary, in the period in which the change becomes known.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance liabilities at January 29, 2012 would have affected our annual operating income by approximately $1.0 million.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.

The Company applies the provisions of the authoritative guidance on accounting for uncertainty in income taxes that was issued by the Financial Accounting Standards Board, or FASB. Pursuant to this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance also addresses other items related to uncertainty in income taxes including derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In prior years, the Company elected to be treated as an S-corporation under Subchapter S of the Internal Revenue Code for federal income tax purposes and for state income tax purposes where allowed. In general, corporate taxable income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal income tax returns. Therefore, in prior years no provision or liability for federal or state income tax has been provided in the Company’s consolidated financial statements except for those states where S-corporation status is not recognized.

In November 2010, the Company converted from S-corporation status to a C-corporation under Subchapter C of the Internal Revenue Code, thereby ceasing to be a pass-through entity for income tax purposes. As a result, the Company recorded deferred tax assets and liabilities using the estimated corporate effective tax rate.

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

In accordance with ASC 718, Compensation–Stock Compensation, the fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the share-based award, stock price volatility, dividend yield and interest rate. Because there is limited history for our common stock, the expected life and volatility are based on historical data of publicly traded companies with characteristics similar to ours, such as plan design, industry, stage of life cycle and size, which we consider as part of a peer group that we use for the purposes of the Black-Scholes option-pricing model. Expected life is based on the median expected term of the peer group as disclosed in their publicly available financial statements. Volatility is calculated by taking the median of the historical volatilities of the peer group. Since our IPO we have not declared dividends and we do not plan to pay any dividends in the future. The risk-free rate for periods in the expected life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant. The awards are based on a four year graded vesting schedule over the requisite service period and we recognize compensation expense on a straight line basis for all share-based awards net of estimated forfeitures.

The fair value of RSUs and restricted stock awards is based on our exercise price, which is equal to the fair market value of our common stock on the date of grant. The RSU awards are based on a four year graded vesting schedule over the requisite service period and we recognize compensation expense on a straight line basis for RSUs net of estimated forfeitures. Restricted share awards issued to independent directors vest pursuant to the Plan at the earlier of one year or the next annual meeting of the stockholders and for the restricted stock awards, we recognize compensation expense on a straight line basis net of estimated forfeitures over the vesting period.

Recent Accounting Pronouncements

For a description of a complete list of recent accounting pronouncements, see the notes to our consolidated financial statements included elsewhere in this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes of our long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to the portion of our revolving credit facility. Our revolving credit facility carries floating interest rates that are tied to LIBOR, Eurodollar, the federal funds rate or the base rate, and therefore, our statements of income and our cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. Based upon a sensitivity analysis at January 29, 2012, a hypothetical 1.0% change in interest rates would change our annual interest expense by approximately $0.6 million. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes begin on Page F-1, which are included in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Conclusion Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance to achieve the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that our system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with participation of our management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2012, the end of the period covered by this report.

Based on the evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 29, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the dispositions of our transactions and assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material adverse effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of our internal control over financial reporting as of January 29, 2012 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of the design and related testing of the internal control over financial reporting, management has concluded that, as of January 29, 2012, we have maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors, subject to ratification by our shareholders. Ernst & Young LLP has audited and reported on our consolidated financial statements and our internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

The effectiveness of our internal control over financial reporting has been audited by our independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page F-2 herein.

Changes in Internal Control Over Financial Reporting

There has been no change during our fiscal year ended January 29, 2012 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that our disclosure controls and procedures were effective as of January 29, 2012.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Company will file with the Securities and Exchange Commission a definitive proxy statement, which we refer to as the Proxy Statement, no later than 120 days after the close of its fiscal year ended January 29, 2012. The information required by this Item and not given in this Item will appear under the headings “Corporate Governance,” “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement, which sections are incorporated in this item by reference.

Item 11. Executive Compensation.

The information required by this Item will appear under the heading “Executive and Director Compensation” in our Proxy Statement, which section is incorporated in this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement, which section is incorporated in this item by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item will appear under the headings “Certain Relationships and Related Party Transactions” and “Executive and Director Compensation” and “Corporate Governance” in our Proxy Statement, which sections are incorporated in this item by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will appear in the Proposal for Ratification of Appointment of Independent Registered Public Accounting Firm in our Proxy Statement, which section is incorporated in this item by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2)	Financial Statement Schedules: No schedules are required.
(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of The Fresh Market, Inc., incorporated by reference to Exhibit 3.1 to Form 10-K filed March 22, 2011.

3.2	Bylaws of The Fresh Market, Inc., incorporated by reference to Exhibit 3.2 to Form 10-K filed March 22, 2011.

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Form S-1 filed June 23, 2010.

4.2	Registration Rights Agreement, incorporated by reference to Exhibit 4.2 to Form 10-K filed March 22, 2011.

10.1+	Supply and Service Agreement, dated as of January 26, 2007, by and between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.1 to Form S-1 filed May 3, 2010.

10.2+	Renewal Agreement, dated as of October 28, 2011, by and between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.2 to Form 10-Q filed December 8, 2011.

10.3	Credit Agreement, dated as of February 22, 2011, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to Form S-1 filed March 23, 2011.

10.4	Tax Indemnification Agreement, incorporated by reference to Exhibit 10.5 to Form 10-K filed March 22, 2011.

10.5	Form of Amended and Restated Shadow Equity Bonus Agreement, incorporated by reference to Exhibit 10.6 to Form S-1 filed May 3, 2010.

10.6	Form of Second Amended and Restated Shadow Equity Bonus Agreement, incorporated by reference to Exhibit 10.7 to Form 10-K filed March 22, 2011.

10.7	The Fresh Market Deferred Compensation Plan Amended and Restated Effective March 1, 2010, incorporated by reference to Exhibit 10.8 to Form S-1 filed June 4, 2010.

10.8	The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 22, 2011.

10.9	The Fresh Market, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 22, 2011.

10.10	The Fresh Market, Inc. Severance Plan, incorporated by reference to Exhibit 10.12 to Form S-1 filed October 19, 2010.

10.11	Form of Employment Agreement, incorporated by reference to Exhibit 10.13 to Form S-1 filed October 19, 2010.

10.12	Form of Option Award Agreement used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.14 to Form S-1 filed October 19, 2010.

10.13	Form of Restricted Stock Award Agreement used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.15 to Form S-1 filed October 19, 2010.

10.14	Form of Restricted Stock Unit Award Agreement for Employees used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.16 to Form S-1 filed October 19, 2010.

10.15	Form of Restricted Stock Award Agreement for Directors, incorporated by reference to Exhibit 10.17 to Form S-1 filed October 19, 2010.

10.16	Form of Deferred Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.18 to Form S-1 filed October 19, 2010.

10.17	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.20 to Form S-1 filed October 19, 2010.

10.18	Form of Performance Share Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 21, 2012.

10.19	Form of Option Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2012.

10.20	Form of Restricted Stock Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed March 21, 2012.

10.21	Form of Restricted Stock Unit Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed March 21, 2012.

10.22	The Fresh Market, Inc. 2012 Annual Incentive Compensation Program for Select Executives, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 27, 2012.

23.1	Consent of Ernst & Young LLP.

31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101	The following financial information from the Company’s Annual Report on Form 10-K, for the period ended January 29, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1) (2)

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FRESH MARKET, INC.

By:	/s/ Lisa K. Klinger
Lisa K. Klinger
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2012.

Name	Title

/s/ Craig Carlock
Craig Carlock	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Lisa K. Klinger
Lisa K. Klinger	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Ray Berry
Ray Berry	Chairman of the Board

/s/ Brett Berry
Brett Berry	Vice Chairman of the Board

/s/ Jeffrey Naylor
Jeffrey Naylor	Director

/s/ Richard Noll
Richard Noll	Director

/s/ David Rea
David Rea	Director

/s/ Bob Sasser
Bob Sasser	Director

/s/ Michael Tucci
Michael Tucci	Director

The Fresh Market, Inc.

Consolidated Financial Statements

Year Ended January 29, 2012, the One Month Ended January 30, 2011, and the Years Ended December 31, 2010 and 2009

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of January 29, 2012, January 30, 2011 and December 31, 2010	F-4
Consolidated Statements of Income for the year ended January 29, 2012, the one month ended January 30, 2011 and years ended December 31, 2010 and 2009	F-5
Consolidated Statements of Comprehensive Income for the year ended January 29, 2012, the one month ended January 30, 2011 and years ended December 31, 2010 and 2009	F-6
Consolidated Statements of Stockholders’ Equity for the year ended January 29, 2012, the one month ended January 30, 2011 and years ended December 31, 2010 and 2009	F-7
Consolidated Statements of Cash Flows for the year ended January 29, 2012, the one month ended January 30, 2011 and years ended December 31, 2010 and 2009	F-8
Notes to Consolidated Financial Statements for the year ended January 29, 2012, the one month ended January 30, 2011 and years ended December 31, 2010 and 2009	F-9

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

The Fresh Market, Inc.

We have audited The Fresh Market, Inc’s. internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Fresh Market, Inc’s. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Fresh Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Fresh Market, Inc. as of January 29, 2012, January 30, 2011, and December 31, 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended January 29, 2012, the one month period ended January 30, 2011, and each of the two years in the period ended December 31, 2010, of The Fresh Market, Inc. and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

March 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

The Fresh Market, Inc.

We have audited the accompanying consolidated balance sheets of The Fresh Market, Inc. as of January 29, 2012, January 30, 2011, and December 31, 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended January 29, 2012, the one month period ended January 30, 2011, and each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Fresh Market, Inc. at January 29, 2012, January 30, 2011, and December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended January 29, 2012, the one month period ended January 30, 2011, and each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Fresh Market, Inc’s. internal control over financial reporting as of January 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

March 28, 2012

The Fresh Market, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	January 29,	January 30,	December 31,
	2012	2011	2010

Assets
Current assets:
Cash and cash equivalents	$10,681	$7,867	$3,661
Accounts receivable, net	4,550	1,296	1,663
Inventories	37,796	31,141	34,379
Prepaid expenses and other current assets	5,595	5,306	4,952
Deferred income taxes	4,445	6,109	7,891

Total current assets	63,067	51,719	52,546

Property and equipment:
Land	5,451	1,685	1,685
Buildings	15,077	–	–
Store fixtures and equipment	237,678	206,909	206,148
Leasehold improvements	141,391	109,203	109,198
Office furniture, fixtures, and equipment	10,175	8,735	8,670
Automobiles	1,211	1,007	966
Construction in progress	14,347	17,042	13,654

Total property and equipment	425,330	344,581	340,321
Accumulated depreciation	(168,518)	(139,427)	(136,841)

Total property and equipment, net	256,812	205,154	203,480
Other assets	3,461	1,984	1,976

Total assets	$323,340	$258,857	$258,002

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$34,788	$25,398	$25,764
Accrued liabilities	46,354	41,040	42,066

Total current liabilities	81,142	66,438	67,830

Long-term debt	64,000	81,850	82,450
Closed store reserves	1,969	2,145	2,159
Deferred income taxes	31,053	23,293	23,458
Other long-term liabilities	18,260	13,054	12,893

Total noncurrent liabilities	115,282	120,342	120,960

Commitments and contingencies (Notes 3, 7, and 16)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	-	-	-
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,040,083 shares issued and outstanding at January 29, 2012 and 47,991,045 shares issued and outstanding at January 30, 2011 and December 31, 2010	481	481	481
Additional paid-in capital	98,622	95,852	95,655
Accumulated other comprehensive loss	–	(674)	(682)
Retained earnings (accumulated deficit)	27,813	(23,582)	(26,242)

Total stockholders' equity	126,916	72,077	69,212

Total liabilities and stockholders' equity	$323,340	$258,857	$258,002

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Year Ended	One Month Ended	Year Ended
	January 29,	January 30,	December 31,
	2012	2011	2010	2009

Sales	$1,108,035	$78,149	$974,213	$861,931
Cost of goods sold (exclusive of depreciation shown separately)	741,184	53,302	654,986	585,360
Gross profit	366,851	24,847	319,227	276,571

Operating expenses:
Selling, general and administrative expenses	247,047	17,623	244,378	191,250
Store closure and exit costs	437	37	792	4,361
Depreciation	36,485	2,729	33,122	27,880
Income from operations	82,882	4,458	40,935	53,080
Other (income) expenses:
Interest expense	1,858	87	2,374	3,806
Other income, net	(2)	(1)	(170)	(236)
	1,856	86	2,204	3,570
Income before provision for income taxes	81,026	4,372	38,731	49,510
Provision for income taxes
Recognition of net deferred tax liabilities upon C-corporation conversion	-	-	19,125	-
Tax provision (benefit)	29,631	1,712	(3,309)	308

Net income	$51,395	$2,660	$22,915	$49,202

Net income per share:
Basic and diluted	$1.07	$0.06	$0.48	$1.03

Dividends declared per common share	$-	$-	$1.00	$0.42

Weighted average common shares outstanding:
Basic	48,002,273	47,991,045	47,991,045	47,991,045

Diluted	48,137,519	48,095,459	48,059,882	47,991,045

Pro forma net income data (Unaudited):
Income before provision for income taxes			$38,731	$49,510
Pro forma provision for income taxes			15,113	19,299

Pro forma net income			$23,618	$30,211

Pro forma net income per share (Unaudited):
Basic and diluted			$0.49	$0.63

Pro forma weighted average common shares outstanding (Unaudited):
Basic			47,991,045	47,991,045

Diluted			48,059,882	47,991,045

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended	One Month Ended	Year Ended
	January 29,	January 30,	December 31,
	2012	2011	2010	2009

Net income	$51,395	$2,660	$22,915	$49,202

Other comprehensive income:

Interest rate swaps, net of tax (benefit) expense of $(129), $5, $124, and $0, respectively	674	8	910	1,296

Total comprehensive income	$52,069	$2,668	$23,825	$50,498

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated	Retained
	Common Stock, $0.01 par value		Additional	Other	Earnings	Total
	Common Shares	Common	Paid-in	Comprehensive	(Accumulated	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Deficit)	Equity

Balance at December 31, 2008	47,991,045	$480	$–	$(2,888)	$40,313	$37,905

Net income	-	-	-	-	49,202	49,202
Other comprehensive income - interest rate swaps (Note 4) swaps (Note 4)	-	-	-	1,296	-	1,296

Distributions to stockholders	-	-	-	-	(20,101)	(20,101)

Balance at December 31, 2009	47,991,045	$480	$–	$(1,592)	$69,414	$68,302

Reclassification of undistributed retained earnings upon conversion from S-corporation to C-corporation	-	-	70,461	-	(70,461)	–
Issuance costs	-	-	(4,815)	-	-	(4,815)
Issuance of restricted stock units	-	1	(1)	-	-	–
Share-based compensation associated with equity based awards	-	-	358	-	-	358
Share-based compensation associated with liability based awards	-	-	29,652	-	-	29,652
Net income	-	-	-	-	22,915	22,915
Other comprehensive income - interest rate swaps, net of tax of $124 (Note 4)	-	-	-	910	-	910

Distributions to stockholders	-	-	-	-	(48,110)	(48,110)

Balance at December 31, 2010	47,991,045	$481	$95,655	$(682)	$(26,242)	$69,212

Share-based compensation associated with equity based awards	-	-	197	-	-	197
Net income	-	-	-	-	2,660	2,660
Other comprehensive income - interest rate swaps, net of tax of $5 (Note 4)	-	-	-	8	-	8

Balance at January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077

Exercise of share-based awards	23,502	-	517	-	-	517
Issuance of common stock pursuant to restricted stock units	18,408	-	-	-	-	-
Issuance of common stock pursuant to employee stock purchase plan	1,674	-	62	-	-	62
Issuance of restricted stock awards	5,454	-	-	-	-	-
Withholding tax on restricted stock unit vesting	-	-	(367)	-	-	(367)
Share-based compensation associated with equity based awards	-	-	2,269	-	-	2,269
Tax benefit related to exercise of share-based awards	-	-	289	-	-	289
Net income	-	-	-	-	51,395	51,395
Other comprehensive income - interest rate swaps, net of tax benefit of $(129) (Note 4)	-	-	-	674	-	674

Balance at January 29, 2012	48,040,083	$481	$98,622	$–	$27,813	$126,916

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended	One Month Ended	Year Ended
	January 29,	January 30,	December 31,
	2012	2011	2010	2009
Operating activities

Net income	$51,395	$2,660	$22,915	$49,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,692	2,734	33,171	27,929
Impairments and loss on disposal of property and equipment	130	21	817	1,985
Share-based compensation associated with equity awards	2,269	197	358	-
Share-based compensation associated with liability awards	-	-	29,420	232
Excess tax benefits from share-based compensation	(289)	-	-	-
Deferred income taxes	9,424	1,612	15,444	-
Change in assets and liabilities:
Accounts receivable	(3,367)	367	(184)	(157)
Inventories	(6,655)	3,238	(3,597)	829
Prepaid expenses and other assets	(917)	(365)	(2,016)	296
Accounts payable	9,390	(366)	1,622	2,584
Accrued liabilities and other long-term liabilities	10,439	(868)	13,488	1,874

Net cash provided by operating activities	108,511	9,230	111,438	84,774

Investing activities
Purchases of property and equipment	(87,513)	(4,424)	(41,983)	(36,424)
Proceeds from sale of property and equipment	221	-	57	38

Net cash used in investing activities	(87,292)	(4,424)	(41,926)	(36,386)

Financing activities
Borrowings on revolving credit note	450,782	23,886	326,641	230,896
Payments made on revolving credit note	(468,632)	(24,486)	(342,391)	(262,696)
Debt issuance costs	(1,056)	-	-	-
Proceeds from issuance of common stock pursuant to employee stock purchase plan	62	-	-	-
Excess tax benefits from share-based compensation	289	-	-	-
Payments on withholding tax for restricted stock unit vesting	(367)	-	-	-
Proceeds from exercise of share-based compensation awards	517	-	-	-
Equity issuance costs	-	-	(4,815)	-
Distributions to stockholders	-	-	(48,110)	(20,101)

Net cash used in financing activities	(18,405)	(600)	(68,675)	(51,901)

Net increase (decrease) in cash and cash equivalents	2,814	4,206	837	(3,513)
Cash and cash equivalents at beginning of period	7,867	3,661	2,824	6,337

Cash and cash equivalents at end of period	$10,681	$7,867	$3,661	$2,824

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,591	$8	$2,272	$3,758

Cash paid during the period for taxes	$15,166	$–	$509	$355

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements

For the year ended January 29, 2012, the one month ended January 30, 2011, and years ended December 31, 2010 and 2009

(in thousands, except for share and per share data)

1. Description of Business

Operations

The Fresh Market, Inc., a Delaware company, and its consolidated subsidiaries (collectively “The Fresh Market” or “Company”), is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for its customers. Since opening its first store in 1982, the Company has offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. The Company seeks to provide an attractive, convenient shopping environment while offering its customers a compelling combination of price and value.

2. Summary of Significant Accounting Policies

Basis of Presentation

In October 2010, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to (i) increase the aggregate number of shares of common stock the Company is authorized to issue to 200,000,000 and (ii) change the par value of the Company’s common stock to $0.01 per share.

The Board of Directors of the Company and the Company’s stockholders also passed a joint written consent to effect a 1,360 for 1 split of the Company’s common stock (the “Stock Split”). The Stock Split became effective on October 15, 2010. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, have been adjusted to reflect the Stock Split on a retroactive basis. Stockholders’ equity has been adjusted to give retroactive recognition to the Stock Split in prior periods by reclassifying the par value of the additional shares arising from the stock split from additional paid-in capital and retained earnings to common stock.

In November 2010, the Company completed its initial public offering of 13,175,000 shares of common stock sold by certain selling stockholders at a public offering price of $22.00 per share, less underwriting discounts. In addition, on November 10, 2010, the selling stockholders in the initial public offering closed the sale of an additional 1,976,250 shares to the underwriters at the public offering price of $22.00 per share, less underwriting discounts, pursuant to the underwriters' exercise in full of their overallotment option. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On November 4, 2010, the Company’s Board of Directors and stockholders approved the filing of a new Certificate of Incorporation as part of the Company’s reincorporation in Delaware. The Certificate of Incorporation, which was filed in Delaware on November 5, 2010, (i) authorized 200,000,000 shares of common stock with a par value of $0.01 per share; and (ii) authorized 40,000,000 shares of preferred stock with a par value of $0.01 per share. Subject to the rights of holders of any then outstanding shares of the Company’s preferred stock, holders of the Company’s common stock are entitled to receive ratably any dividends that may be declared by the Company’s board of directors out of funds legally available therefor. Holders of the Company’s common stock are entitled to share ratably in the Company’s net assets upon the Company’s dissolution or liquidation after payment or provision for all liabilities and any preferential liquidation rights of the Company’s preferred stock then outstanding. Holders of the Company’s common stock do not have preemptive rights to purchase shares of the Company’s stock. The shares of the Company’s common stock are not subject to any redemption provisions and are not convertible into any other shares of the Company’s capital stock. The rights, preferences and privileges of holders of the Company’s common stock will be subject to those of the holders of any shares of the Company’s preferred stock that the Company may issue in the future.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

On April 27, 2011 the Company, certain stockholders of the Company who owned shares of the Company’s common stock prior to the Company’s initial public offering (the “selling stockholders”) and several underwriters entered into an Underwriting Agreement pursuant to which the selling stockholders offered and sold 11,919,058 shares of the Company’s common stock at $42.50 per share in an underwritten public offering. The secondary public offering of the 11,919,058 shares closed on May 3, 2011. The Company did not receive proceeds from the sale of the shares of common stock by the selling stockholders and it expensed approximately $1,100 of the costs associated with the offering during the year ended January 29, 2012, which is included in the “Selling, general and administrative expenses” line item on the statements of income.

In October 2011, the Company formed The Fresh Market Gift Company, LLC (“Giftco”), a Virginia limited liability company, as a wholly owned subsidiary. Giftco was formed to administer the Company’s gift card program under a more advantageous legal structure. All intercompany transactions between the Company and Giftco have been eliminated in the preparation of these consolidated financial statements.

Change in Fiscal Year End

On January 26, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which started January 31, 2011 and ended January 29, 2012. As a result of the change, the Company had a one month transition period beginning January 1, 2011 and ending January 30, 2011 (the “Transition Period”).

Included in this report are the Company’s consolidated balance sheets as of January 29, 2012, January 30, 2011, and December 31, 2010 and the consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows for the fiscal year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The Company’s wholly-owned subsidiaries are consolidated on a line-by-line basis and all significant intercompany accounts and transactions are eliminated upon consolidation.

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

Reclassifications

In certain instances, amounts previously reported in the consolidated financial statements have been reclassified to conform to current year presentation. The reclassifications have no effect on net income or stockholders’ equity as previously reported.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with banks and credit and debit card sales transactions which settle within a few business days of year-end.

Accounts Receivable

Accounts receivable consist primarily of receivables from vendors for certain promotional programs and other miscellaneous receivables and are presented net of an allowance for estimated uncollectible amounts of $184, $131, and $130 at January 29, 2012, January 30, 2011, and December 31, 2010, respectively.

Inventories

The Company’s inventories are stated at the lower of cost or market. For approximately 95%, 95% and 96% of the Company’s inventories at January 29, 2012, January 30, 2011, and December 31, 2010, respectively, cost was determined using the last-in, first-out, or LIFO method. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was $6,376, $5,058, and $4,657 at January 29, 2012, January 30, 2011, and December 31, 2010, respectively.

The Company determines the current cost of its inventories using the first-in, first-out, or FIFO method. The FIFO value of inventories includes cost of goods and freight, net of vendor allowances. If the FIFO method had been used for all inventories, the carrying value of inventories would have been $44,172, $36,199, and $39,036 at January 29, 2012, January 30, 2011, and December 31, 2010, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Buildings	30 years
Leasehold and land improvements	10-15 years
Store Fixtures and equipment	3-10 years
Office furniture, fixtures, and equipment	5-10 years
Automobiles	5 years
Software	3 years

Amortization of leasehold and land improvements is provided over the shorter of the estimated useful life of the asset or the term of the lease. The term of the lease includes renewal options for additional periods if the exercise of the renewal is considered to be reasonably assured.

When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in selling, general and administrative expenses in the accompanying consolidated statements of income. Expenditures for maintenance and repairs are charged to expense as incurred.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of the capital assets. Interest costs of $532, $16 and $213 were capitalized during the year ended January 29, 2012, the one month ended January 30, 2011 and the year ended December 31, 2010, respectively.

Impairment of Long-Lived Assets

The Company assesses its long-lived assets, principally property and equipment, for possible impairment whenever events or changes in circumstances, such as unplanned negative cash flow, indicate the carrying value of an asset or asset group may not be recoverable. When assessing if an impairment exists, the Company aggregates long-lived assets at the individual store level which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. Recoverability is measured by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the asset group. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on discounted future cash flows or market values, if available.

Closed Store Reserve

The Company recognizes a reserve for future operating lease payments associated with retail stores that are no longer being utilized in its current operations. The reserve is calculated using the present value of the remaining noncancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the current lease payments, no accrual is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases, which range from approximately six to ten years. The Company’s assumptions about subtenant income are based on the Company’s experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents, commercial market value analysts, and existing economic conditions. As part of its analysis, the Company may acquire third party fair value reports, which provides independent verification for the fair values of similar rental properties. Adjustments to the closed store reserve relate primarily to changes in subtenant income and actual lease payments differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known.

Derivative Financial Instruments

The Company utilized derivative financial instruments to hedge its exposure to changes in interest rates on its long-term debt. Such derivative financial instruments are commonly referred to as interest rate swaps (see Note 4). The Company does not use financial instruments or derivatives for any trading or other speculative purposes. The carrying amount of the Company’s interest rate swaps are measured on the balance sheet at their respective fair value on a recurring basis using a hypothetical derivative model that incorporates inputs other than quoted prices that are observable. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

The Company assesses, both at the inception of the hedge and on an ongoing basis, whether its interest rate swaps used as cash flow hedges are highly effective in offsetting the changes in the cash flows of the underlying long-term debt. The assessment of hedge effectiveness consists of comparing the change in fair value of the Company’s interest rate swaps with the change in fair value of a hypothetical hedge instrument. Based on its assessment, the Company determined that its interest rate swaps were highly effective in hedging the Company’s exposure to fluctuations in interest rates. As such, changes in the fair value of the interest rate swaps are recorded in accumulated other comprehensive income. Ineffective portions of its hedges, if material, are recognized in current period earnings.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Revenue is recognized at the point of sale, net of coupons and discounts. Sales taxes are not included in revenue. As of January 29, 2012, the Company operates 113 stores in 21 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

Gift Cards

The Company (including Giftco, as applicable) sells its gift cards to its customers. The Company does not charge administrative fees on unused gift cards and gift cards do not have an expiration date. Gift card sales are recorded as a liability to unearned gift card revenue when sold and are recognized as revenue when the gift card is redeemed by a customer or the likelihood of the gift card being redeemed by a customer is remote (“gift card breakage”). The Company's gift card breakage rate is based upon historical redemption patterns and it recognizes breakage revenue utilizing the redemption recognition method. During the fourth quarter of fiscal 2011, the Company determined it had sufficient historical transaction data to estimate breakage for gift cards sold in its stores, and based upon its analysis recognized approximately $1,600 of gift card breakage as sales, including a cumulative adjustment of approximately $1,400 for the initial recognition of breakage income related to unredeemed gift cards. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage income recognized in future periods.

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

Selling, General, and Administrative Expenses

Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, advertising and other direct store and corporate administrative costs. Pre-opening expenses are costs associated with the opening of new stores including recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs and costs incurred for producing and communicating advertising are expensed when incurred. Advertising costs totaled $2,652, $145, $1,737, and $1,552, for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009, respectively.

Operating Leases

Incentives received from lessors are deferred and recorded as a reduction of rental expense over the lease term using the straight-line method. As of January 29, 2012, January 30, 2011 and December 31, 2010, unamortized lease incentives of $3,122, $2,194, and $2,214, respectively, are included in other long-term liabilities on the accompanying consolidated balance sheets.

Store lease agreements generally include rent holidays and rent escalation provisions and may include contingent rent provisions for percentage of sales in excess of specified levels. The Company

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

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

Reclassification of Undistributed Retained Earnings

Associated with the Company’s initial public offering, the Company converted from an S-corporation to a C-corporation under Subchapter C of the Internal Revenue Code. As a result of this conversion, the Company reclassified approximately $70,500 in undistributed retained earnings as of the conversion date from retained earnings to additional paid-in capital, as shown in the Statement of Stockholders’ Equity. In conjunction with this offering, the Company paid issuance costs of $4,800, consisting of various registration, printing, and professional services fees, on behalf of the stockholders. As the Company did not receive any proceeds from the offering, the Company accounted for the issuance costs as a direct reduction in additional paid-in capital, offsetting the reclassification of undistributed earnings.

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

In accordance with ASC 718, Compensation–Stock Compensation, the fair value of each option award is estimated on the grant date using the Black- Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the share-based award, stock price volatility, dividend yield and interest rate. Because there is limited history for the Company’s common stock, the expected life and volatility is based on historical data from similar entities, which the Company considered as part of a peer group that it used for the purposes of the Black-Scholes option-pricing model. The peer group is developed for accounting purposes and includes considerations such as the subject companies’ plan characteristics and principal populations as well as industry, stage of life cycle, size and financial leverage. Since the Company’s IPO it has not declared dividends and it does not plan to pay any dividends in the future. The risk-free rate for periods in the contractual life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant. The awards are based on a four year graded vesting schedule over the requisite service period and the Company recognizes compensation expense on a straight line basis for all share-based awards net of estimated forfeitures.

The fair value of RSUs and restricted stock awards is based on the fair market value of the Company’s common stock on the date of grant. The RSU awards are based on a four year graded vesting schedule over the requisite service period and the Company recognizes compensation expense on a straight line basis for RSUs net of estimated forfeitures. Restricted share awards issued to independent directors vest pursuant to the Plan at the earlier of one year or the next annual meeting of the stockholders. The Company recognizes compensation expense for the restricted stock awards on a straight line basis net of estimated forfeitures over the vesting period.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Share-based Compensation – Stockholder Plan

In 2009, a stockholder of the Company granted stock options to certain key employees of the Company pursuant to separate arrangements between the stockholder and the respective employees. In accordance with authoritative accounting guidance, the Company accounted for the stock options granted by the stockholder as if the awards were made pursuant to a formal plan adopted by the Company under the premise that the Company receives benefits from the separate arrangement comparable to those it would receive from its own plan if one were in place.

Compensation expense related to stock option awards is accrued at a value based on the fair value of the awards. At the end of each reporting period, a portion of the fair value of the awards equal to the percentage of the requisite service rendered through the reporting date is determined and a liability is recorded. Compensation expense is recognized for the change in the liability. The Company determined the fair value of the awards using the Black-Scholes option-pricing model.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.

The Company applies the provisions of the authoritative guidance on accounting for uncertainty in income taxes that was issued by the Financial Accounting Standards Board, or FASB. Pursuant to this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance also addresses other items related to uncertainty in income taxes including derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In prior years, the Company elected to be treated as an S-corporation under Subchapter S of the Internal Revenue Code for federal income tax purposes and for state income tax purposes where allowed. In general, corporate taxable income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal income tax returns. Therefore, in prior years no provision or liability for federal or state income tax has been provided in the Company’s consolidated financial statements except for those states where S-corporation status is not recognized.

In November 2010, the Company converted from S-corporation status to a C-corporation under Subchapter C of the Internal Revenue Code, thereby ceasing to be a pass-through entity for income tax purposes. As a result, the Company recorded deferred tax assets and liabilities using the estimated effective tax rate.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Comprehensive Income

In accordance with the guidance of FASB issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), the Company adopted the requirement to separately report its comprehensive income for the year ended January 29, 2012. Other comprehensive income refers to revenue, expenses, gains, and losses that are recorded directly as an adjustment to shareholders’ equity. The components of the Company’s comprehensive income, other than net income, were unrealized gains from changes in the fair value of interest rate swaps. The adoption did not have a material impact on the Company’s consolidated financial statements.

Unaudited Pro Forma Income per Share

In connection with the Company’s initial public offering, the Company terminated its S-corporation status and became subject to additional entity-level taxes beginning in November 2010.

The Company has presented unaudited pro forma income per share data for 2010 and 2009 on the accompanying consolidated statements of income that was derived using the unaudited pro forma net income as presented. In calculating pro forma net income, the Company has adjusted historical net income to include an estimate for federal and state income taxes as if the Company were a C-corporation during those periods. Pro forma income taxes have been estimated using blended statutory federal and state income tax rate of 39.0% in both 2010 and 2009, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP (“ASU 2011-04”), which establishes common requirements for measuring fair value and related disclosures in accordance with GAAP. The amendment does not require additional fair value measurements. ASU 2011-04 will be applicable to the Company beginning in the first quarter of fiscal year 2012 and should be applied prospectively. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

3. Long-Term Debt

Long-term debt consists of the following at January 29, 2012, January 30, 2011, and December 31, 2010:

	January 29	January 30	December 31
	2012	2011	2010
Unsecured revolving credit note, with maximum available borrowings of $175,000 at January 29, 2012, January 30, 2011 and December 31, 2010, interest payable monthly at one-month LIBOR plus a margin, weighted-average interest rate of 3.1%, 1.5%, and 2.7% for the year ended January 29, 2012, the one month ended January 30, 2011 and the year ended December 31, 2010, respectively	$64,000	$81,850	$82,450

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

3. Long-Term Debt (continued)

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

At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The commitment fee calculated on unused portions of the credit facility ranges from 0.30% to 0.45% per annum. As of January 29, 2012, all outstanding borrowings bear interest at LIBOR plus an applicable margin.

The loan agreement also provides the Company with standby letter of credit facilities up to $25,000, of which $11,481, $6,962, and $6,962 were outstanding at January 29, 2012, January 30, 2011, and December 31, 2010, respectively. The beneficiaries of these letters of credit are the Company’s workers’ compensation insurance carriers.

4. Interest Rate Swap Agreements

The Company used interest rate swap agreements to hedge variable cash flows associated with the interest on the Company’s revolving credit note by effectively converting a portion of its long-term debt from variable to fixed rates. The Company’s remaining interest rate swap agreement terminated on November 15, 2011.

As of January 29, 2012, January 30, 2011, and December 31, 2010, the fair value of the interest rate swaps reflected a liability of $0, $546, and $595, respectively, and had been recorded in accrued liabilities on the accompanying consolidated balance sheets. Changes in the fair value of the interest rate swap agreements are recognized as a component of comprehensive income and are recorded in accumulated other comprehensive income. Changes in the fair value of the interest rate swap agreements resulted in income of $674, $8, $910, and $1,296 net of taxes for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009, respectively, in total comprehensive income. The amount of hedge ineffectiveness was not material for any period presented.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

4. Interest Rate Swap Agreements (continued)

The following table summarizes the unrealized losses deferred as accumulated other comprehensive income related to the Company’s interest rate swaps:

	Year Ended	One Month Ended	Year Ended
	January 29	January 30	December 31
	2012	2011	2010
Unrealized loss deferred at beginning of year	$(674)	$(682)	$(1,592)
Deferral of unrealized loss in accumulated other comprehensive loss	-	(10)	(325)
Reclassification of unrealized loss to interest expense	545	23	1,359
Income Tax Effect	129	(5)	(124)

Unrealized loss deferred at end of year	$-	$(674)	$(682)

Previously, the Company had two other interest rate swaps with a notional value of $12,500 and a fixed rate paid of 4.95% and $15,000 and a fixed rate paid of 3.89%. These interest rate swaps expired as of February 2010 and December 2010.

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

The carrying amount of the Company’s interest rate swaps are measured at fair value, on a recurring basis, using a standard valuation model that incorporates inputs other than quoted prices that are observable. The Company’s remaining interest rate swap agreement terminated on November 15, 2011. As of January 29, 2012, January 30, 2011 and December 31, 2010, the fair values of the interest rate swaps reflected a liability of $0, $546 and $595, respectively, and were based upon Level 2 measurement inputs.

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

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

6. Closed Store Reserves

Store closure and exit costs for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009 were $437, $37, $792, and $4,361, respectively. In 2009 store closure and exit costs included a charge of $1,324, which was incurred predominantly on leasehold improvements when the Company closed a store that year. Also included are $19, $4, $120, and $104 for miscellaneous expenses related to closed stores for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010, and 2009, respectively.  The remaining amount of store closure and exit costs consisted of occupancy costs of $418, $33, $672, and $2,933 for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010, and 2009, respectively, for the Company’s two closed stores.  Included in occupancy costs are additions and adjustments made to the closed store reserve that recognizes the present value of the remaining noncancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income.

Additions to the closed store reserve of $418, $33, and $672 for the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively, represent differences between actual and estimated subtenant income and the accretion of interest on existing reserves. During 2010, the Company entered into a lease termination agreement for one of the closed stores and is obligated to pay the difference between the rent from the terminated lease and the rent the new tenant is required to pay over the life of the original lease.  The rent payment the new tenant is obligated to pay is equal to the Company’s estimate of subtenant income used to calculate the original closed store reserve for this location.  As such, no adjustments were made to the closed store reserve related to this transaction and the present value of the remaining obligation is included in the closed store reserve balance.

Activity for the closed store reserve at January 29, 2012, January 30, 2011, and December 31, 2010 was as follows:

	Year Ended	One Month Ended	Year Ended
	January 29	January 30	December 31
	2012	2011	2010

Beginning balance	$2,145	$2,159	$2,326
Additions	418	33	672
Payments	(594)	(47)	(839)
Adjustments	-	-	-
Ending balance	$1,969	$2,145	$2,159

7. Leases

Operating Leases

The Company leases its retail store locations, its administrative offices and certain equipment under noncancelable operating lease agreements that expire from 2012 to 2033. These leases generally contain renewal options of 10 to 30 years and increased rental rates during the option periods. Certain of the lease agreements for retail locations require the payment of contingent rents based on a percentage of sales above stipulated minimums. The Company begins accruing an estimate for contingent rent expense when it is determined that it is probable that specified levels of sales in excess of the stipulated minimums

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

7. Leases (continued)

will be reached during the year. The Company does not receive a material amount of sublease rents from subtenants in its leased properties.

Future minimum lease commitments for the Company’s operating lease commitments under operating leases having initial or remaining terms in excess of one year are as follows:

Amount

2012	$36,142
2013	39,156
2014	37,847
2015	36,166
2016	34,673
Thereafter	168,314
$352,298

Total rent expense, net of subtenant lease income, for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009 was as follows:

	Year Ended	One Month Ended	Year Ended
	Janaury 29	January 30	December 31	December 31
	2012	2011	2010	2009
Minimum rentals	$32,057	$2,476	$28,093	$25,555
Contingent rentals	564	34	407	415
	$32,621	$2,510	$28,500	$25,970

The Company also incurs other lease-related expenses such as real estate taxes, insurance and maintenance that are generally based on the Company’s pro-rata share of the total square footage of the property being leased. The Company’s store lease expenses are included in cost of goods sold. For all other leases, these expenses are reported in selling, general and administrative expenses.

At January 29, 2012, January 30, 2011, and December 31, 2010, accruals for deferred rent expense of $10,007, $8,433 and $8,367, respectively, are included in other long-term liabilities in the accompanying consolidated balance sheets.

8. Employee Benefits

Accrued Compensated Absences

The Company provides its employees with paid annual leave that may be used for any purpose and varies in duration based on years of service to the Company. Per the Company’s policy, paid annual leave is fully earned and awarded on January 1 of each year (or, if later, the employee’s first day worked during such year) to eligible employees with the Company on December 31 of the preceding year. The amount of paid annual leave awarded is based on an employee’s number of years of service at December 31 of the preceding year. The Company’s policy does not provide for a carryforward of unused balances to future years, except where required by law. The Company accrues the value of the annual leave to be awarded on January 1 of the following year, less an estimate for forfeitures, ratably over the year in which the services are performed. The Company had $4,679, $4,100 and $4,069 accrued for paid annual leave as of January 29, 2012, January 30, 2011, and December 31, 2010, respectively.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

8. Employee Benefits (continued)

Deferred Compensation Plan

On January 1, 2010, the Company adopted a deferred compensation plan for eligible employees. Under the terms of the plan, as amended and restated effective March 1, 2010, eligible employees may defer up to 80% of their base salary and 100% of their annual bonus on a pre-tax basis. The Company will make matching contributions to the eligible employees’ accounts, up to defined maximums, to compensate for matching contributions that would have been made to the eligible employees’ 401(k) plan accounts had the eligible employees not participated in the deferred compensation plan. The deferred compensation plan also permits the Company to make discretionary contributions to eligible employees’ accounts. Deferred amounts will be distributed in a lump sum in the event of death, termination of employment before age 55 and five years of employment, or termination of employment within two years following a change in control. In the event of termination of employment after age 55 and five years of employment, the eligible employees may elect distributions in a lump sum or by installment payments. Participants may also elect to defer amounts to in-service distribution accounts for distribution at specified dates. Distributions may also be made in the event of unforeseeable emergency.

The Company recognized compensation expense related to the plan of $57, $5, and $34 for the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively. The Company had a liability balance of $1,164, $444, and $392 related to the deferred compensation plan as of January 29, 2012, January 30, 2011, and December 31, 2010, respectively.

Employee Savings and Profit Sharing Plan

The Company sponsors an employee savings and profit sharing plan which is a defined contribution retirement plan subject to Section 401(k) of the Internal Revenue Code. The plan is voluntary and is available to all eligible full-time employees after one year of service. The Company provides a matching contribution determined at the Company’s discretion up to defined maximums. As of January 29, 2012, the Company matches up to 50% of employee contributions. The expense recorded for the Company’s match to the 401(k) plan was $860, $87, $853, and $518 for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009, respectively.

Shadow Equity Bonus Plan

The Company sponsored a shadow equity bonus plan under which variable bonus awards were granted to certain key employees at different times during the year. Bonus awards were effective as of January 1 of the year of grant and fully vested on January 1 of the fifth year after the award was granted if the employee remained employed as of that date. The Company recorded compensation expense ratably over the vesting period. As of January 30, 2011, other events that triggered vesting of bonus awards included the disability or death of the employee or a sale of the Company, which was defined as a sale of all or substantially all of its assets or equity as defined in the shadow equity bonus plan agreement (the “shadow equity agreement”). In March 2011, in order to clarify the intent of the board of directors at the time the shadow equity bonus awards were granted, the board of directors amended the form of shadow equity

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

8. Employee Benefits (continued)

agreement to provide that a “sale of the company” includes a transaction as a result of which the Berry family (as defined in the shadow equity agreement) holds less than 50% of the equity interests in the Company.

There is no remaining balance in accrued liabilities as the outstanding shadow equity bonus amounts vested as a result of the secondary offering of the Company’s stock, which constituted a “sale of the company” as defined in the shadow equity agreement as amended, and the full vested amounts were paid during the year ended January 29, 2012. The Company had an accrued liability for its shadow equity bonus plan of $3,510 and $3,447 as of January 30, 2011 and December 31, 2010, respectively. The Company recognized compensation expense of $398, $80, $1,384, and $1,576 for the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009, respectively.

9. Income Taxes

Income tax expense consisted of the following (in thousands):

	Year Ended	One Month Ended	Year Ended
	January 29	January 30	December 31
	2012	2011	2010
Current:
Federal	$14,854	$99	$-
State	5,226	-	373
Total current	20,080	99	373
Deferred:
Federal	9,797	1,435	(3,300)
State	(246)	178	(382)
Total deferred	9,551	1,613	(3,682)
Tax provision	29,631	1,712	(3,309)
Recognition of net deferred tax liability upon C-corporation conversion	-	-	19,125
Total income tax provision	$29,631	$1,712	$15,816

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

A reconciliation of the statutory income tax rate of 35% and the Company’s effective tax rate is as follows:

	Year Ended	One Month Ended	Year Ended
	January 29	January 30	December 31
	2012	2011	2010
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes	3.85%	4.07%	-
S-corporation income not subject to tax	-	-	(43.54)%
Inventory charitable contributions	(2.19)%	-	-
Other	(0.09)%	0.09%	-
Recognition of net deferred tax liability upon C-corporation conversion	-	-	49.38%
Effective tax rate	36.57%	39.16%	40.84%

The major affected components of the Company’s net deferred tax assets and liabilities at January 29, 2012, January 30, 2011, and December 31, 2010 are as follows:

	Deferred Income Tax
	January 29	January 30	December 31
	2012	2011	2010
Deferred Tax Assets:
Accrued compensation	$2,839	$3,156	$2,970
Accrued expenses	7,845	6,863	6,754
Deferred compensation	1,257	1,243	1,134
Net operating losses	26	1,407	3,445
Excess charitable contribution carryforward	4,238	-	-
Other	1,338	1,218	1,146
Total deferred tax assets	17,543	13,887	15,449

Deferred Tax Liabilities:
Depreciation	(42,418)	(29,508)	(29,532)
Inventory	(1,188)	(994)	(1,102)
Other	(545)	(569)	(382)
Total deferred tax liabilities	(44,151)	(31,071)	(31,016)

Net deferred tax liability	$(26,608)	$(17,184)	$(15,567)

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

Deferred taxes have been classified on the Balance Sheet as follows:

	January 29	January 30	December 31
	2012	2011	2010
Current assets	$4,445	$6,109	$7,891
Noncurrent liabilities	(31,053)	(23,293)	(23,458)
Net deferred tax liability	$(26,608)	$(17,184)	$(15,567)

The Company had federal operating loss carryforwards of $0, $3,630, and $8,835 for the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010. The Company had state operating loss carryforwards of $553, $3,367, and $8,700 for the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010. The state loss carryforward expires December 31, 2026.

Prior to November 2010, the Company was treated for federal and certain state income tax purposes as an S-corporation under the Internal Revenue Code and state laws. As a result, the earnings of the Company were taxed for federal and most state income tax purposes directly to the stockholders of the Company. Therefore, no provision or liability for federal and state income tax has been provided in the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009 except for those states where S-corporation status is not recognized up until conversion to a C-corporation. Accordingly, the Company expensed S-corporation state income taxes of $373 and $308 for the period of January 2010 through October 2010 and the year ended December 31, 2009, respectively.

In November 2010, in connection with the initial public offering, the Company revoked its status as an S-corporation and is now taxed as a C-corporation. As a result of the revocation of its S-corporation status, the Company recorded a net deferred tax liability and corresponding income tax expense on the revocation date of approximately $19,100 to establish its initial deferred tax balances.

The Company applies the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("ASC 740") , which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of ASC 740-10 did not have a material impact on the Company's financial position, results of operations, or liquidity.

The Company's unrecognized tax benefit is zero for all periods presented.

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income taxes.

As of January 29, 2012, January 30, 2011 and December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions. Total amount of unrecognized tax benefits that would affect the Company's effective tax rate if recognized is $0. The Company does not expect its unrecognized tax benefits to change significantly in the next 12 months.

The Company files income tax returns in the US Federal jurisdiction and in various state jurisdictions. The statute of limitation remains open for US and certain state income tax examinations for tax years 2008 through 2011.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

10. Share-based Compensation

Stock Options – 2010 Omnibus Incentive Compensation Plan

The Company grants options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, which was adopted and approved by the Board of Directors during 2010. Options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning one year from grant date. Options granted expire ten years from the date of grant. The market value of the stock is determined as the closing stock price at the grant date. At January 29, 2012, January 30, 2011, and December 31, 2010, approximately 2,700,000, 2,800,000 and 2,800,000 shares of the Company’s common stock, respectively, were available for share-based awards.

The following table summarizes option activity under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (in thousands, except per share amounts and contractual lives in years):

			Weighted
	Number	Weighted	Average	Aggregate
	of Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value
Outstanding options at January 1, 2010	-	$-
Options granted	608	22.00
Options exercised	-	-
Options expired	-	-
Options forfeited	(2)	22.00
Outstanding options at December 31, 2010	606	$22.00
Options granted	-	-
Options exercised	-	-
Options expired	-	-
Options forfeited	(1)	22.00
Outstanding options at January 30, 2011	605	$22.00
Options granted	125	41.41
Options exercised	(23)	22.00
Options expired	-	-
Options forfeited	(5)	22.00
Outstanding options at January 29, 2012	702	$25.46	9.0	$13,492
Vested/expected to vest at January 29, 2012	667	$25.45	9.0	$10,037
Exercisable options at January 29, 2012	125	$22.00	8.8	$2,835

The weighted average grant date fair value of options granted for the years ended January 29, 2012 and December 31, 2010 were $17.57 and $9.73, respectively. The aggregate intrinsic value of stock options at exercise, represented in the table above, was $488 for the year ended January 29, 2012. Stock options were not exercised during the periods ending January 30, 2011 and December 31, 2010. The total fair value of shares vested was $1,213 as of January 29, 2012. As of January 29, 2012, January 30, 2011 and December 31, 2010, there were approximately 702,000, 605,000 and 606,000 shares of nonvested stock options outstanding and approximately $6,200, $5,500, $5,600 of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted average period of 3.1 years.

Share-based compensation expense related to stock options recognized under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan during the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, totaled $1,502, $110, and $247, respectively, and is included in the “Selling, general and administrative expenses” line item on the consolidated statements of income.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)

The income tax benefit of $289 is classified as a financing cash inflow for the year ended January 29, 2012.

The fair value of the stock option grants have been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2011	2010
Risk-free interest rate	0.82%	1.30%
Expected life, in years	4.77	5.20
Expected volatility	49.73%	48.90%
Dividend yield	0.0%	0.0%
Weighted average exercise price	$41.41	$22.00

The risk-free interest rate is based on the U.S. Treasury constant maturities on the date of the grant for the time period equal to the expected term of the options granted. Expected volatility was calculated on the basis of the average volatilities of similar entities and considered characteristics such as industry, stage of life cycle, size, financial leverage and comparable programs and participant pools. The Company determined the use of historical volatility for similar entities represents a more accurate calculation of option fair value. Expected life is calculated in a like manner and is based upon the industry, stage of life cycle, size, financial leverage and comparable programs and participant pools. The assumptions used to calculate the fair value of options granted are evaluated and revised for new awards, as necessary, to reflect market conditions and experience.

The company recognizes compensation expense on a straight line basis for all share-based awards net of estimated forfeitures.

Restricted Stock Awards – 2010 Omnibus Incentive Plan

In November 2010, the Company awarded approximately 117,000 shares of restricted stock units (RSUs) to employees and 5,500 shares of restricted stock awards (RSAs) to non-employee directors with a grant date fair value of $22.00 per share. The RSUs vest in 25% annual increments on each of the first four anniversaries of the date of the grant and the RSAs vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. In August 2011, the Company held its annual meeting of stockholders which triggered the vesting of the RSAs awarded in November 2010. The Company awarded approximately 5,600 shares of new RSAs to the non-employee directors in August 2011 and approximately 800 new RSAs to a new non-employee director in December 2011, which had a total grant date fair value of approximately $180 and $30, respectively. The fair value of RSUs and RSAs is based on the fair market value of the Company’s common stock on the date of grant. The Company recorded $767, $87, and $111 of share-based compensation expense related to these awards for the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively, which is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Income.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)

The following activity has occurred under the Company’s existing restricted share plans:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 1, 2010	-	$-
Granted	122	22.00
Vested	-	-
Forfeited	(1)	-
Balance at December 31, 2010	121	$22.00
Granted	-	-
Vested	-	-
Forfeited	(1)	-
Balance at January 30, 2011	120	$22.00
Granted	6	32.79
Vested	(32)	22.00
Forfeited	(6)	22.00
Outstanding awards at January 29, 2012	88	$22.76
Expected to vest at January 29, 2012	83	$22.80

As of January 29, 2012, total remaining unearned compensation cost related to nonvested stock awards was $1,764, which will be amortized over the weighted-average remaining service period of 2.9 years.

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

Approximately 1,700 shares were purchased under the ESPP for the year ended January 29, 2012, which resulted in approximately $62 in proceeds.

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

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)

		Weighted
		average
		exercise
	Shares	price
Outstanding, January 1, 2010	2,160	$6.73
Granted	-	-
Exercised	(2,160)	$6.73

Outstanding, December 31, 2010	-	$-

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

2009
Risk-free interest rate	4.08%
Expected life, in years	9.58
Expected volatility	40.0%
Dividend yield	0.0%
Weighted-average fair value per share	$6.55

The 2009 option awards were scheduled to vest in 2019 or upon the occurrence of certain events, including an initial public offering. Because the awards vest upon satisfaction of either a service or performance condition, we were recognizing compensation expense for these awards over the service term of 10 years, in accordance with authoritative guidance. These options vested on November 4, 2010, due to the initial public offering of the Company’s stock. In connection with the initial public offering, the Company recognized additional share-based compensation expense in “Selling, general and administrative expenses” of $28,391 and an income tax benefit of $11,078 in “Tax provision (benefit)” for the year ended December 31, 2010 related to the vesting of these awards. Prior to the initial public offering, the Company recognized $1,029 in compensation expense related to these awards during 2010. As these awards were recorded as liabilities, upon vesting, the expense recognized was based on the fair value of the awards at the initial public offering (the vesting date), less the exercise price. Upon exercise of the options, the employees received shares of common stock in the Company from the current holdings of the stockholder granting the options. The stockholder retained the proceeds from the exercise of the options.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

11. Earnings per Share

The computation of basic earnings per share is based on the number of weighted average common shares outstanding during the period. The computation of diluted earnings per share at the year ended January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009, includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and restricted stock awards.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except per share amounts):

	Year Ended	One Month Ended	Year Ended
	January 29	January 30	December 31	December 31
	2012	2011	2010	2009

Net income available to common stockholders' (numerator for basic earnings per share)	$51,395	$2,660	$22,915	$49,202

Weighted average common shares outstanding (denominator for basic earnings per share)	48,002	47,991	47,991	47,991
Potential common shares outstanding:
Incremental shares from share-based awards	136	104	69	-
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,138	48,095	48,060	47,991

Basic and diluted earnings per share	$1.07	$0.06	$0.48	$1.03

The diluted net income per common share computations excludes share-based awards which are antidilutive. The weighted average shares outstanding for the year ended January 29, 2012 exclude the effect of approximately 125,000 options because such options are considered antidilutive. There were no antidilutive shares for the one month ended January 30, 2011 or the years ended December 31, 2010 and 2009.

12. Insurance Reserves

The Company has insurance policies for general liability and medical and workers’ compensation benefits that contain significant deductibles. The cost of these insurance claims up to the deductibles is accrued based on actual claims reported plus loss development factors. These estimates are based on historical information along with certain assumptions about future events, and are subject to change as additional information becomes available. The Company had $10,538, $7,851 and $7,644 accrued related to these claims at January 29, 2012, January 30, 2011, and December 31, 2010, respectively.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

13. Supplementary Balance Sheet Information

The following reflects supplementary balance sheet information for the Company’s accrued liabilities at January 29, 2012, January 30, 2011, and December 31, 2010:

	January 29	January 30	December 31
	2012	2011	2010
Accrued compensation and benefits	$19,064	$20,885	$20,055
Accrued occupancy costs	5,296	5,571	5,302
Accrued income taxes	5,468	100	-
Other accrued taxes	3,182	2,699	3,792
Other accrued liabilities	13,344	11,785	12,917

Total accrued liabilities	$46,354	$41,040	$42,066

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

	Year Ended	One Month Ended	Year Ended
	January 29	January 30	December 31
	2012	2011	2010	2009
Perishable	66.4%	65.9%	66.5%	66.8%
Non-perishable	33.6%	34.1%	33.5%	33.2%

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

Tax Indemnification Agreements

In connection with the initial public offering, the Company entered into tax indemnification agreements with the Company’s stockholders prior to the offering. Pursuant to these agreements, the Company agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of the Company’s taxable income, in each case for any period during which the Company was an S-corporation, it will make a payment to each stockholder on a pro rata basis in an amount sufficient so that

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

15. Related-Party Transactions (continued)

the stockholder with the highest incremental estimated tax liability (calculated as if the stockholder would be taxable on its allocable share of the Company’s taxable income at the highest applicable federal, state and local tax rates and taking into account all amounts the Company previously distributed in respect of taxes for the relevant period) receives a payment equal to its incremental tax liability. The Company also agreed to indemnify the stockholders family for any interest, penalties, losses, costs or expenses (including reasonable attorneys’ fees) arising out of any claim under the agreements.

16. Commitments and Contingencies

Distributions to Stockholders

No cash distributions were made to stockholders during the year ended January 29, 2012 or the one month ended January 30, 2011. The Company paid cash distributions to its stockholders of $48,110 and $20,101 during the years ended December 31, 2010 and 2009, respectively. By agreement with its stockholders, a portion of the cash distributions paid to stockholders was to provide them with funds to pay the applicable income taxes owed on taxable income generated by the Company. The Company was an S-corporation for income tax purposes and therefore the stockholders, not the Company, were responsible for federal and most state income tax liabilities related to the taxable income generated by the Company. The Company was required to make these distributions related to income taxes while it remained an S-corporation. In addition, as permitted by its revolving credit agreement, the Company also paid discretionary distributions to its stockholders. In connection with the initial public offering, the Company’s S-corporation status was terminated.

Litigation

From time to time, the Company is involved in various legal proceedings encountered in the normal course of business including claims related to commercial and leasing matters, as well as labor and employment, premises and general liability claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations. The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If either or both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, discloses that the amount is not material, if true, or discloses that an estimate of loss cannot be made. The Company expenses its legal fees as incurred.

In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 450-20, Contingencies – Loss Contingencies, regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict and the Company’s view of these matters may change as the litigation and events unfold over time. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

16. Commitments and Contingencies (continued)

The Company is currently party to a legal proceeding with a former landlord surrounding the condition in which the premises that the Company formerly occupied were yielded over to the former landlord at the end of the lease term, citing estimated damages ranging from approximately $475 to $1,400, plus lost rent (or lost profit) for a limited repair period of less than a year, pre-judgment interest and attorney’s fees. The Company disputes the claim, believes it has meritorious defenses and intends to continue to vigorously defend this action. Management believes that any potential loss associated with this legal proceeding is neither probable nor reasonably estimable at this time and accordingly has not accrued any amounts for any potential loss. Management further believes that, as this legal proceeding has advanced, there is now a reasonable possibility that a loss could occur, but that any loss is not estimable at this time, and could range from no loss to a loss equal to the damages claimed by the former landlord as described above. Management further believes that an adverse outcome in the legal proceeding, if one were to occur, would not have a material adverse effect on the Company’s financial condition, although there may be a material adverse impact on the Company’s results of operations for the period in which the loss, if any, is recognized.

17. Transition Period Financial Information

On January 26, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which began January 31, 2011 and ended January 29, 2012. As a result of the change, the Company had a one month transition period beginning January 1, 2011 and ending January 30, 2011 (the “Transition Period”). Accordingly, the Company is presenting unaudited comparative financial information for the same period of the prior year as of the one month ended January 31, 2010.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

17. Transition Period Financial Information (continued)

	One Month Ended
	January 30, 2011	January 31, 2010
		(unaudited)

Number of days in period	30	31

Statement of income data:
Sales	$78,149	$71,959
Gross profit	24,847	23,015
Income from operations	4,458	4,547
Net income	2,660	4,237
Net income per share:
Basic and diluted	$0.06	$0.09
Weighted average common shares outstanding:
Basic	47,991,045	47,991,045
Diluted	48,095,459	47,991,045

Pro Forma Data:
Income before provision for income taxes		$4,295
Pro forma provision for income taxes		1,675
Pro forma net income		$2,620

Pro forma net income per share:
Basic and diluted		$0.05

Balance sheet data:
Total assets	$258,857	$236,781
Total long-term debt	81,850	104,338
Total stockholders' equity	72,077	64,341

18. Select Quarterly Financial Data (unaudited)

The Company’s first quarter consisted of 91 days for the year ended January 29, 2012, as compared to 87 days for the year ended December 31, 2010. The second and third quarters consisted of 91 days for the years ended January 29, 2012 and December 31, 2010, respectively. The fourth quarter consisted of 91 days for the year ended January 29, 2012, as compared to 96 days for the year ended December 31, 2010. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

18. Select Quarterly Financial Data (continued)

	For the Year Ended January 29, 2012
	First	Second	Third	Fourth
	Quarter (1)	Quarter	Quarter	Quarter (2)
Sales	$264,459	$259,543	$263,260	$320,773
Gross profit	$89,573	$84,965	$84,194	$108,119
Income from operations	$22,129	$16,994	$14,503	$29,256
Net income	$13,480	$10,507	$9,150	$18,258
Net income per share:
Basic and diluted	$0.28	$0.22	$0.19	$0.38

	For the Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (3)
Sales	$220,217	$235,866	$228,692	$289,438
Gross profit	$71,769	$76,589	$73,526	$97,343
Income (loss) from operations	$16,145	$15,542	$11,286	$(2,038)
Net income (loss)	$15,295	$14,938	$10,824	$(18,142)
Net income per share:
Basic and diluted	$0.32	$0.31	$0.23	$(0.38)

(1)	The Company incurred approximately $1,100 in offering costs in connection with its public offering of common stock during the year ended January 29, 2012.

(2)	In 2011, the Company recognized an initial $1,400 of gift card breakage.

(3)	During 2010, the Company recorded share-based compensation and related payroll tax expenses of approximately $28,800 in connection with its initial public offering. Income tax expense for 2010 included approximately a $19,100 charge to recognize a net deferred tax liability resulting from the tax reorganization carried out in connection with the Company’s initial public offering. Additionally, the Company recognized approximately a $3,700 income tax benefit that resulted from its net loss from November 2010 through December 2010.

