Form 10-K/A
period 2012-01-29
Fresh Market, Inc.
filed 2012-06-07
CIK 1489979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January, 29, 2012

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

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders held on June 6, 2012 (hereinafter referred to as the 2011 Proxy Statement) are incorporated by reference into Part III of the Form 10-K.

EXPLANATORY NOTE

The Fresh Market, Inc. is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended January 29, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 28, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File omitted detailed tagging from our original 10-K filing.

No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements: See Item 8 of the Form 10-K. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules: No schedules required.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit
Number	Description

3.1	Certificate of Incorporation of The Fresh Market, Inc., incorporated by reference to Exhibit 3.1 to Form 10-K filed March 22, 2011.

3.2	Bylaws of The Fresh Market, Inc., incorporated by reference to Exhibit 3.2 to Form 10-K filed March 22, 2011.

4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Form S-1 filed June 23, 2010.

4.2	Registration Rights Agreement, incorporated by reference to Exhibit 4.2 to Form 10-K filed March 22, 2011.

10.1+	Supply and Service Agreement, dated as of January 26, 2007, by and between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.1 to Form S-1 filed May 3, 2010.

10.2+	Renewal Agreement, dated as of October 28, 2011, by and between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.2 to Form 10-Q filed December 8, 2011.

10.3	Credit Agreement, dated as of February 22, 2011, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to Form S-1 filed March 23, 2011.

10.4	Tax Indemnification Agreement, incorporated by reference to Exhibit 10.5 to Form 10-K filed March 22, 2011.

10.5	Form of Amended and Restated Shadow Equity Bonus Agreement, incorporated by reference to Exhibit 10.6 to Form S-1 filed May 3, 2010.

10.6	Form of Second Amended and Restated Shadow Equity Bonus Agreement, incorporated by reference to Exhibit 10.7 to Form 10-K filed March 22, 2011.

10.7	The Fresh Market Deferred Compensation Plan Amended and Restated Effective March 1, 2010, incorporated by reference to Exhibit 10.8 to Form S-1 filed June 4, 2010.

10.8	The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 22, 2011.

10.9	The Fresh Market, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 22, 2011.

10.10	The Fresh Market, Inc. Severance Plan, incorporated by reference to Exhibit 10.12 to Form S-1 filed October 19, 2010.

10.11	Form of Employment Agreement, incorporated by reference to Exhibit 10.13 to Form S-1 filed October 19, 2010.

10.12	Form of Option Award Agreement used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.14 to Form S-1 filed October 19, 2010.

10.13	Form of Restricted Stock Award Agreement used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.15 to Form S-1 filed October 19, 2010.

10.14	Form of Restricted Stock Unit Award Agreement for Employees used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.16 to Form S-1 filed October 19, 2010.

10.15	Form of Restricted Stock Award Agreement for Directors, incorporated by reference to Exhibit 10.17 to Form S-1 filed October 19, 2010.

10.16	Form of Deferred Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.18 to Form S-1 filed October 19, 2010.

10.17	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.20 to Form S-1 filed October 19, 2010.

10.18	Form of Performance Share Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 21, 2012.

10.19	Form of Option Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2012.

10.20	Form of Restricted Stock Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed March 21, 2012.

10.21	Form of Restricted Stock Unit Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed March 21, 2012.

10.22	The Fresh Market, Inc. 2012 Annual Incentive Compensation Program for Select Executives, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 27, 2012.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2*	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1*	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2*	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101	The following financial information from the Company’s Annual Report on Form 10-K, for the period ended January 29, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1) (2)

+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

*	Previously filed with the Company's Form 10-K for the fiscal year ended January 29, 2012.

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 7, 2012	THE FRESH MARKET, INC.

	By:	/s/ LISA K. KLINGER
Lisa K. Klinger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)