Form 10-Q
period 2012-04-29
Fresh Market, Inc.
filed 2012-06-07
CIK 1489979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2012

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 5, 2012 was 48,058,036 shares.

The Fresh Market, Inc.

Form 10-Q

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

Our forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Actual results may differ materially from these expectations due to unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, those involved in the construction of our new store locations and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy and fuel cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

Part 1

Item 1. Financial Information

The Fresh Market, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

(unaudited)

	April 29,	January 29,
	2012	2012

Assets
Current assets:
Cash and cash equivalents	$11,231	$10,681
Accounts receivable, net	3,776	4,550
Inventories	34,689	37,796
Prepaid expenses and other current assets	6,000	5,595
Deferred income taxes	4,305	4,445

Total current assets	60,001	63,067

Property and equipment:
Land	2,846	5,451
Buildings	14,861	15,077
Store fixtures and equipment	245,888	237,678
Leasehold improvements	147,337	141,391
Office furniture, fixtures, and equipment	10,744	10,175
Automobiles	1,212	1,211
Construction in progress	13,750	14,347

Total property and equipment	436,638	425,330
Accumulated depreciation	(178,879)	(168,518)

Total property and equipment, net	257,759	256,812
Other assets	6,711	3,461

Total assets	$324,471	$323,340

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31,491	$34,788
Accrued liabilities	53,179	46,354

Total current liabilities	84,670	81,142

Long-term debt	39,100	64,000
Closed store reserves	2,275	1,969
Deferred income taxes	30,120	31,053
Other long-term liabilities	20,781	18,260

Total noncurrent liabilities	92,276	115,282

Commitments and contingencies (Notes 2 and 7)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	-	-
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,051,038 and 48,040,083 shares issued and outstanding at April 29, 2012 and January 29, 2012, respectively	481	481
Additional paid-in capital	99,961	98,622
Retained earnings	47,083	27,813

Total stockholders' equity	147,525	126,916

Total liabilities and stockholders' equity	$324,471	$323,340

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	For the Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011

Sales	$324,784	$264,459
Cost of goods sold	212,093	174,886
Gross profit	112,691	89,573

Operating expenses:
Selling, general and administrative expenses	70,465	58,974
Store closure and exit costs	573	130
Depreciation	10,569	8,340
Income from operations	31,084	22,129
Other expense:
Interest expense	356	483
Income before provision for income taxes	30,728	21,646
Tax provision	11,458	8,166

Net income	$19,270	$13,480

Net income per share:
Basic and diluted	$0.40	$0.28

Weighted average common shares outstanding:
Basic	48,046,251	47,991,045

Diluted	48,255,646	48,121,916

Other comprehensive income
Net income	$19,270	$13,480
Interest rate swaps, net of tax expense of $0 and $7, respectively	-	139

Total comprehensive income	$19,270	$13,619

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(unaudited)

				Accumulated	(Accumulated
	Common Stock, $0.01 par value		Additional	Other	Deficit)	Total
	Common Shares	Common	Paid-in	Comprehensive	Retained	Stockholders’
	Outstanding	Stock	Capital	(Loss) Income	Earnings	Equity

Balance at January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077

Exercise of share-based awards	23,502	-	517	-	-	517
Issuance of common stock pursuant to restricted stock units	18,408	-	-	-	-	-
Issuance of common stock pursuant to employee stock purchase plan	1,674	-	62	-	-	62
Issuance of restricted stock awards	5,454	-	-	-	-	-
Withholding tax on restricted stock unit vesting	-	-	(367)	-	-	(367)
Share-based compensation associated with equity based awards	-	-	2,269	-	-	2,269
Tax benefit related to exercise of share-based awards	-	-	289	-	-	289
Net income	-	-	-	-	51,395	51,395
Other comprehensive income - interest rate swaps, net of tax benefit of $(129)		-	-	674	-	674

Balance at January 29, 2012	48,040,083	$481	$98,622	$-	$27,813	$126,916

Exercise of share-based awards	9,948	-	219	-	-	219
Issuance of common stock pursuant to employee stock purchase plan	1,007	-	46	-	-	46
Share-based compensation associated with equity based Awards	-	-	1,016	-	-	1,016
Tax benefit related to exercise of share-based awards	-	-	58	-	-	58
Net income	-	-	-	-	19,270	19,270

Balance at April 29, 2012	48,051,038	$481	$99,961	$-	$47,083	$147,525

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011
Operating activities

Net income	$19,270	$13,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,624	8,383
Loss on disposal of property and equipment	32	192
Share-based compensation associated with equity awards	1,016	551
Excess tax benefits from share-based compensation	(58)	-
Deferred income taxes	(793)	3,001
Change in assets and liabilities:
Accounts receivable	773	(635)
Inventories	3,107	1,683
Prepaid expenses and other assets	(3,710)	(258)
Accounts payable	(3,297)	3,685
Accrued liabilities and other long-term liabilities	8,639	1,512
Net cash provided by operating activities	35,603	31,594

Investing activities
Purchases of property and equipment	(17,106)	(12,961)
Proceeds from sale of property and equipment	6,630	77
Net cash used in investing activities	(10,476)	(12,884)

Financing activities
Borrowings on revolving credit note	110,517	160,682
Payments made on revolving credit note	(135,417)	(176,532)
Debt issuance costs	-	(1,056)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	46	-
Excess tax benefits from share-based compensation	58	-
Proceeds from exercise of share-based compensation awards	219	-
Net cash used in financing activities	(24,577)	(16,906)

Net increase in cash and cash equivalents	550	1,804
Cash and cash equivalents at beginning of period	10,681	7,867

Cash and cash equivalents at end of period	$11,231	$9,671

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$338	$391

Cash paid during the period for taxes	$5,037	$907

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements

April 29, 2012

(In thousands, except share and per share data)

(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2012. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim results are not necessarily indicative of results that may be expected for any other interim period or for a full fiscal year.

The Company’s wholly-owned subsidiaries are consolidated on a line-by-line basis and all significant intercompany accounts and transactions are eliminated upon consolidation.

The Company reports its results of operations on a 52 or 53 week fiscal year ending on the last Sunday in January. Fiscal years 2012 and 2011 are 52 week fiscal years and each fiscal quarter consists of 13 weeks.

The Company has determined that it has only one reportable segment. All of the Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Non-perishable categories consist of traditional grocery and dairy products as well as specialty foods, including bulk, coffee, candy, beer and wine. The following is a summary of the percentage for the sales of perishable and non-perishable items:

	For the Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011

Perishable	66.0%	66.5%
Non-perishable	34.0%	33.5%

2. Long-Term Debt

Long-term debt is as follows:

	April 29, 2012	January 29, 2012
Unsecured revolving credit note, with maximum available borrowings of $175,000, interest payable monthly at one-month LIBOR plus a margin, weighted-average annual interest rate of 2.9% and 3.1% for the thirteen weeks ended April 29, 2012 and the fifty-two weeks ended January 29, 2012, respectively	$39,100	$64,000

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

2. Long-Term Debt (continued)

On February 22, 2011, the Company terminated its existing revolving credit facility and entered into a credit agreement with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility refinanced and replaced the Company’s credit agreement dated February 27, 2007 by and among the Company, Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2007 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While the Company currently has no material domestic subsidiaries, other entities will guarantee the Company’s obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries of the Company during the term of the 2011 Credit Facility.

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

At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The commitment fee calculated on unused portions of the credit facility ranges from 0.30% to 0.45% per annum. As of April 29, 2012 and January 29, 2012, all outstanding borrowings bear interest at LIBOR plus an applicable margin.

The loan agreement also provides the Company with standby letter of credit facilities up to $25,000, of which $11,481 was outstanding at April 29, 2012 and January 29, 2012. The beneficiaries of these letters of credit are the Company’s workers’ compensation insurance carriers.

3. Fair Value Measurements

Effective January 30, 2012, the Company adopted Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP (“ASU 2011-04”), which establishes common requirements for measuring fair value and related disclosures in accordance with GAAP. The adoption of ASU No. 2011-04, which primarily consists of clarification and wording changes to existing fair value measurement and disclosure requirements, did not have an impact on the Company’s consolidated financial statements.

The carrying amounts including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amount of long-term debt approximates fair value because the advances under this instrument bear variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on certain financial ratios achieved by the Company. The Company did not elect to report any of its nonfinancial assets or nonfinancial liabilities at fair value.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

4. Employee Benefits

Long-Term Cash Incentive Program

In March 2012, the Company adopted The Fresh Market, Inc. Long-Term Cash Incentive Program for Select Employees (the “Program”), in which the Company’s executive officers do not participate. The purpose of the Program is to provide incentives and reward employees for achieving specified performance goals over a performance period.

The Program awards cash bonuses to participants based upon the Company’s achievement of specified performance goals encompassing a three year fiscal performance period. Under the Program, a maximum award amount is established based upon the specific measurement criteria as defined by the Program. Following the completion of a performance period, the Compensation Committee of the Board of Directors of the Company shall certify to what extent the performance goals for the performance period have been achieved in order to calculate the applicable award payment for each participant. At each reporting period, the Company assesses the probability of achieving the performance goals required for payment of the target amounts for the performance period. These awards are expensed over the respective vesting period on a straight-line basis. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions.

Each participant receives a percentage of the applicable target amount for the performance period based on achievement of the performance goals and formulas. The Program’s award payouts will vary based on the achievement of the pre-established target and can range from 33% to 150% of the target award. Each participant is entitled to a minimum of one-third the total grant amount, which will be paid in three annual payments over the three year vesting period. At the end of the three year period, the participant is eligible for a final payout based upon the Company’s specific measurement criteria. After calculating the actual amount of the award, it will be reduced by the minimum amount paid to date and the participant will receive the net amount of the cash incentive award. There will be no additional payout unless the threshold for the applicable performance goal is reached and the participant must be employed by the Company at the end of the performance period to be eligible for payment of an award.

The Company has determined that the achievement of the performance goal for the 2012 Program is probable and, accordingly, recorded expense of $58 for the thirteen weeks ended April 29, 2012.

5. Share-based Compensation

The Company grants share-based awards to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. At April 29, 2012 approximately 2,400,000 shares of the Company’s common stock were available for share-based awards.

Stock Options – 2010 Omnibus Incentive Compensation Plan

In March 2012 and April 2012, respectively, the Company awarded approximately 192,000 and 1,500 shares of non-qualifying stock options to employees. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. Options vest ratably over a four-year period beginning on the grant date and expire ten years from the date of grant.

As of April 29, 2012 and January 29, 2012, respectively, there were approximately 882,000 and 702,000 nonvested stock options outstanding and approximately $9,100 and $6,200 of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted-average service period of approximately 3.5 years.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

5. Share-based Compensation (continued)

Share-based compensation expense related to stock options recognized during the thirteen weeks ended April 29, 2012 and May 1, 2011 totaled $673 and $368, respectively, and is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Restricted Stock Units – 2010 Omnibus Incentive Compensation Plan

In March 2012 and April 2012, respectively, the Company awarded approximately 17,000 and 600 shares of restricted stock units (RSUs) to employees. The RSUs vest in 25% annual increments on each of the first four anniversaries of the date of the grant and the fair value is based on the fair market value of the Company’s common stock on the date of grant.

As of April 29, 2012 and January 29, 2012, total remaining unearned compensation cost related to nonvested RSUs was approximately $2,200 and $1,665, respectively, which will be amortized over the weighted-average remaining service period of approximately 3.5 years.

The Company recorded $226 and $137 of share-based compensation expense related to all the outstanding RSUs for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively, which is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan

In March 2012, the Company granted approximately 200 restricted stock awards (RSAs) , which had total grant date fair value of approximately $10, to a non-employee director. RSAs vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. The fair value of the RSAs is based on the fair market value of the Company’s common stock on the date of grant.

As of April 29, 2012, total remaining unearned compensation cost related to nonvested RSAs was $34, which will be amortized over the weighted-average remaining service period of approximately 0.1 years.

The Company recorded $75 and $46 of share-based compensation expense related to all RSAs outstanding for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively, which is included in the "Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements (continued)

(unaudited)

5. Share-based Compensation (continued)

Performance Share Awards

In March 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a Performance Share Award Agreement under the 2010 Omnibus Incentive Compensation Plan. The Company awarded approximately 38,000 performance share awards to certain employees.

The Performance Share Award Agreement provides for the award of performance-vesting restricted shares of the Company’s common stock based on the attainment of defined performance goals. At the end of the defined performance period, the extent to which the performance goals have been attained determines the number of shares that vest, except as otherwise determined by the Committee, and subject to conditions including the employment of the recipient with the Company or its affiliates throughout the performance period, except to the extent provided in cases of retirement, death, disability, or change of control, or as otherwise determined by the Committee.

The Company recognizes the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon its determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company assesses the probability of achieving the performance targets for the performance period required to meet those targets. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The fair value of the performance-based awards is based on the fair market value of the Company’s common stock on the date of grant.

The Company recorded share-based compensation expense related to the performance-based awards of approximately $42 for the thirteen weeks ended April 29, 2012, which is included in the "Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Employee Stock Purchase Plan

In November 2010, the Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board of Directors and stockholders. As of July 1, 2011, eligible employees may purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. The number of shares of common stock that are available for issuance under the ESPP is approximately 997,000.

During the thirteen week period ended April 29, 2012, 1,007 shares of the Company’s common stock were purchased under the ESPP, which resulted in proceeds of approximately $46.

6. Earnings per Share

The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share for the thirteen weeks ended April 29, 2012 and May 1, 2011, respectively, includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs, RSAs and performance shares.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

The Fresh Market, Inc.

Notes to Consolidated Financial Statements – (continued)

(unaudited)

6. Earnings per Share (continued)

	For the Thirteen Weeks Ended
	April 29,	May 1,
	2012	2011

Net income available to common stockholders (numerator for basic earnings per share)	$19,270	$13,480

Weighted average common shares outstanding (denominator for basic earnings per share)	48,046,251	47,991,045
Potential common shares outstanding:
Incremental shares from share-based awards	209,395	130,871
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,255,646	48,121,916

Basic and diluted earnings per share	$0.40	$0.28

The diluted net income per common share computations exclude share-based awards which are antidilutive. The weighted average shares outstanding for the thirteen weeks ended April 29, 2012 exclude the effect of approximately 125,000 options because such options are considered antidilutive. There were no antidilutive shares for the thirteen weeks ended May 1, 2011.

7. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings encountered in the normal course of business, including claims related to commercial and leasing matters, as well as labor and employment, premises, personal injury, product liability and general liability claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations. The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If either or both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, discloses that the amount is not material, if true, or discloses that an estimate of loss cannot be made. The Company expenses its legal fees as incurred.

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

(unaudited)

7. Commitments and Contingencies (continued)

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

The Company is currently party to two lawsuits that were filed against it and other parties in the state of South Carolina in connection with certain outdoor candle products that were sold at certain of the Company’s stores and alleged to have caused personal injury.  The lawsuits seek damages from the Company, as well as from one or more manufacturers and the packager.  The Company is unable to predict the outcome of these lawsuits or the amount of damages, if any, that may be awarded.  The Company believes that it is fully covered by its current insurance policies (subject to customary deductibles) for any liability resulting from these lawsuits and any others concerning this product to which the Company may become a party and, furthermore, that any such liability, even if not fully covered by its current insurance policies, will not have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations.  One of the Company’s insurance carriers has reserved its rights as to coverage with respect to the losses that may be incurred in connection with these lawsuits and the manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy and such bankruptcies are currently pending. If the liability for these claims is greater than the Company anticipates (which could be the case if one or more of the other parties to the lawsuit is incapable of paying its share of any damages), or if insurance is not available or coverage is denied in connection therewith, liability resulting from these lawsuits and any others concerning this product to which the Company may become a party could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of April 29, 2012, we operated 116 stores in 21 states, primarily in the Southeast, Midwest and Mid-Atlantic United States.

We believe several key differentiating elements of our business have enabled us to execute our strategy consistently and profitably across our expanding store base. We believe the differentiated shopping experience we provide has helped us to expand our business primarily through favorable word-of-mouth publicity. Within our smaller-box format, we focus on higher-margin food categories and strive to deliver a more personal level of service and a more enjoyable shopping experience. Further, our smaller-box format is adaptable to different retail sites and configurations and has facilitated our successful growth. Additionally, we believe our disciplined, comprehensive approach to planning and merchandising and the support we provide our stores allow us to deliver a consistent shopping experience and financial performance across our growing store base.

In addition to presenting our financial results in conformity with U.S. generally accepted accounting principles (“GAAP”), we have presented our first quarter of fiscal 2011 results on an adjusted basis in order to exclude the impact of certain charges related to our 2011 public offering of common stock. Adjusted results are non-GAAP financial measures. For a reconciliation of adjusted results to GAAP results and a discussion of why we use non-GAAP financial measures, see “Non-GAAP Financial Measures”, and the “Thirteen Weeks Ended April 29, 2012 Compared to the Thirteen Weeks Ended May 1, 2011.”

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

Gross margin rate enhancements are driven by:

•	economies of scale resulting from expanding our store base;

•	leverage achieved from increased comparable store sales;

•	reduced shrinkage as a percentage of sales; and

•	productivity gains through process and program improvements.

Changes in the mix of products sold may also impact our gross margin rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, and other corporate administrative costs. Pre-opening expenses are costs associated with the opening of new stores, including costs associated with recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.

Labor and corporate administrative costs generally decrease as a percentage of sales as a result of an increase in our sales. Accordingly, selling, general and administrative expenses as a percentage of sales are usually higher in lower-volume quarters and lower in higher-volume quarters. Store-level labor costs are the largest component of our selling, general and administrative expenses. The components of our selling, general and administrative expenses may not be identical to those of our competitors. As a result, data in this Form 10-Q regarding our selling, general and administrative expenses may not be comparable to similar data made available by our competitors. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth and increased corporate general and administrative expenses to support that growth.

Income from Operations

Income from operations consists of gross profit minus selling, general and administrative expenses, store closure and exit costs and depreciation.

Taxes

We account for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statements of Comprehensive Income in the period that includes the enactment date.

Non-GAAP Financial Measures

In addition to presenting our financial results in conformity with GAAP within this Form 10-Q, we are also presenting results on an “adjusted” basis in order to exclude the impact of certain charges related to our 2011 public offering of common stock. Specifically, results for the unaudited thirteen weeks ended May 1, 2011 include all costs related to the 2011 public offering, which we were obligated to bear, except for underwriting discounts and commissions. Our adjusted results exclude the impact of these charges. Except where the context otherwise requires, the use of the term “adjusted” or “as adjusted” with reference to the financial results discussed herein refers to the adjusted results described in this paragraph. These adjusted financial results are non-GAAP financial measures. We believe that the presentation of adjusted financial results facilitates an understanding of our operations without the one-time impact associated with the 2011 public offering. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended
	April 29, 2012		May 1, 2011

	(dollars in thousands, except share and per share amounts)

Statement of Income Data:
Sales	$324,784	100.0%	$264,459	100.0%
Cost of goods sold	212,093	65.3%	174,886	66.1%
Gross profit	112,691	34.7%	89,573	33.9%
Selling, general and administrative expenses	70,465	21.7%	58,974	22.3%
Store closure and exit costs	573	0.2%	130	0.0%
Depreciation	10,569	3.3%	8,340	3.2%
Income from operations	31,084	9.6%	22,129	8.4%
Interest expense	356	0.1%	483	0.2%
Income before provision for income taxes	30,728	9.5%	21,646	8.2%
Tax provision	11,458	3.5%	8,166	3.1%
Net income	$19,270	5.9%	$13,480	5.1%

Net income per share
Basic and diluted	$0.40		$0.28
Shares used in computation of net income per share,
Basic	48,046,251		47,991,045
Diluted	48,255,646		48,121,916

Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended
	April 29, 2012	May 1, 2011

Other Operating Data:
Number of stores at end of period	116	101
Comparable store sales growth (1)	8.2%	4.1%
Gross square footage at end of period (in thousands)	2,439	2,148
Average comparable store size (gross square feet) (2)	21,223	21,282
Comparable store sales per gross square foot during period (2)	$134	$125

(1)	Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by our competitors.
(2)	Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period.

Thirteen Weeks Ended April 29, 2012 Compared to the Thirteen Weeks Ended May 1, 2011

Sales

Sales increased 22.8%, or $60.3 million, to $324.8 million for the thirteen weeks ended April 29, 2012, resulting from a $21.5 million increase in comparable store sales and a $38.8 million increase in non-comparable store sales. There were 100 comparable stores and 16 non-comparable stores open at April 29, 2012.

Comparable store sales increased 8.2% for the thirteen weeks ended April 29, 2012, compared to the thirteen weeks ended May 1, 2011, driven by a 5.7% increase in the number of transactions and a 2.5% increase in the average transaction size at our comparable stores. Average customer transaction size for comparable stores increased to $31.21 for the thirteen weeks ended April 29, 2012, compared to $30.50 for the thirteen weeks ended May 1, 2011.

Gross Profit

Gross profit increased 25.8%, or $23.1 million, to $112.7 million for the thirteen weeks ended April 29, 2012, compared to the same period of the prior fiscal year. The amount of the increase in gross profit attributable to increased sales was $20.4 million and the amount of the increase in gross profit attributable to increased gross margin rate was $2.7 million. Our cost of goods sold increased by $37.2 million for the thirteen weeks ended April 29, 2012, compared to the thirteen weeks ended May 1, 2011. Gross margin rate increased 80 basis points to 34.7% for the thirteen weeks ended April 29, 2012, from 33.9% for the thirteen weeks ended May 1, 2011. The increase in our gross margin rate was almost entirely attributable to an increase in the merchandise margin rate, which largely resulted from operational and merchandising execution that drove sales and reduced merchandise shrink as well as from benefits achieved through the recent renewal of our primary distributor agreement. The gross margin rate for the first quarter of fiscal 2012 also benefited from leverage in occupancy costs, which was mostly offset by an increase in supplies expense as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19.5%, or $11.5 million, to $70.5 million for the thirteen weeks ended April 29, 2012, compared to the thirteen weeks ended May 1, 2011. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended April 29, 2012, compared to the thirteen weeks ended May 1, 2011, which led to higher overall store-level labor expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended April 29, 2012, our store-level compensation expenses increased $8.7 million, our other store operating expenses increased $1.9 million and our corporate administrative expenses increased $1.8 million, compared to the thirteen weeks ended May 1, 2011. The increase in corporate administrative expenses was primarily attributable to our investment in headcount and employee related expenses associated with our growth as well as increased share-based compensation expense. In addition to employee related expenses, professional fees accounted for an increase in corporate administrative expense with the main drivers coming from additional accounting, tax and legal expenses, which were primarily related to being a publicly held company.

Selling, general and administrative expenses as a percentage of sales for the thirteen weeks ended April 29, 2012 decreased by 60 basis points to 21.7% from 22.3% for the thirteen weeks ended May 1, 2011. The decrease in selling, general and administrative expense rate was primarily driven by higher sales and a decrease in store level compensation expense as a percentage of sales. Excluding the 2011 equity offering costs of $1.1 million, the decrease in the adjusted selling, general and administrative expense rate was 20 basis points. The following table provides an unaudited reconciliation of adjusted selling, general and administrative expenses, which is a non-GAAP financial measure, to U.S. GAAP selling, general and administrative expenses:

For the Thirteen Weeks Ended
May 1, 2011
(amounts in thousands)
(unaudited)

Selling, general and administrative expenses	$58,974
Certain charges related to the 2011 public offering of common stock	(1,091)

Adjusted selling, general and administrative expenses	$57,883

Income from Operations

Income from operations increased 40.5%, or $9.0 million, to $31.1 million for the thirteen weeks ended April 29, 2012, compared to the same period of the prior fiscal year. Excluding the 2011 equity offering costs of $1.1 million, operating income increased 33.9%, or $7.9 million, from $23.2 million for the first quarter of fiscal 2011. Income from operations as a percentage of sales for the thirteen weeks ended April 1, 2012 increased 120 basis points to 9.6% from 8.4% for the thirteen weeks ended May 1, 2011. Excluding the 2011 equity offering costs, operating income as a percentage of sales for the first quarter of fiscal 2012 increased 80 basis points from an adjusted percentage rate of 8.8% for the first quarter of fiscal 2011. The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to U.S. GAAP income from operations:

For the Thirteen Weeks Ended
May 1, 2011
(amounts in thousands)
(unaudited)

Income from operations	$22,129
Certain charges related to the 2011 public offering of common stock	1,091

Adjusted income from operations	$23,220

Depreciation increased 26.7% or $2.2 million, to $10.6 million for the thirteen weeks ended April 29, 2012, compared to the same period of the prior fiscal year, which was, principally attributable to store growth over that time. The primary driver of the increase in operating margin for the first quarter of fiscal 2012 was the increase in gross margin rate.

Interest Expense

Interest expense decreased 26.3%, or $0.1 million, to $0.4 million for the thirteen weeks ended April 29, 2012, compared to the same period of the prior fiscal year, which was due primarily to reduced weighted-average borrowings under our revolving credit facility. We also benefited from the expiration of an interest rate swap in the latter part of fiscal 2011 for which we paid a fixed rate of 4.91% on the notional amount of $15.0 million.

Income Tax Expense

Income taxes for the thirteen weeks ended April 29, 2012 resulted in an effective tax rate of approximately 37.3%, compared to approximately 37.7% for the thirteen weeks ended May 1, 2011. The decline in the effective tax rate is primarily due to the use in 2011 of a lower estimate of the benefit from food donations to charitable organizations.

Net Income

As a result of the foregoing, net income increased 43.0%, or $5.8 million, to $19.3 million for the thirteen weeks ended April 29, 2012, compared to the same period of the prior fiscal year. Net income as a percentage of sales for the thirteen weeks ended April 29, 2012 increased to 5.9% from 5.1% for the thirteen weeks ended May 1, 2011. Issuance costs associated with the 2011 equity offering, which are not deductible for income tax purposes, reduced our net income as a percentage of sales by approximately 40 basis points for the thirteen weeks ended May 1, 2011. The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to U.S. GAAP net income:

	For the Thirteen Weeks Ended
	May 1, 2011
	(amounts in thousands, except
	per share amounts)
	(unaudited)

	Net	Diluted Earnings
	Income	Per Share
Net income	$13,480	$0.28
Certain charges related to the 2011 public offering of common stock (not tax deductible)	1,091	0.02
Adjusted net income	$14,571	$0.30

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Our primary uses of cash are purchases of inventory, operating expenses, capital expenditures primarily for opening new stores and relocating and remodeling existing stores, debt service and corporate taxes. We believe that the cash generated from operations, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores and relocating and remodeling existing stores and other strategic initiatives. These strategic initiatives include the replacement of store equipment and product display fixtures, and investments in information technology and merchandising enhancements. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale.

At April 29, 2012, we had $11.2 million in cash and cash equivalents and $124.4 million in borrowing availability under our revolving credit facility.

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

A summary of our operating, investing and financing activities is shown in the following table:

	For the Thirteen Weeks Ended
	April 29, 2012	May 1, 2011

Net cash provided by operating activities	$35,603	$31,594
Net cash used in investing activities	(10,476)	(12,884)
Net cash used in financing activities	(24,577)	(16,906)
Net increase in cash and cash equivalents	$550	$1,804

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, realized loss on disposal of property and equipment, share-based compensation, changes in deferred taxes, and the effect of working capital changes.

	For the Thirteen Weeks Ended
	April 29, 2012	May 1, 2011

Net income	$19,270	$13,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,624	8,383
Loss on disposal of property and equipment	32	192
Share-based compensation	1,016	551
Excess tax benefits from share-based compensation	(58)	-
Deferred income taxes	(793)	3,001
Change in working capital	5,512	5,987
Net cash provided by operating activities	$35,603	$31,594

Net cash provided by operating activities increased 12.7%, or $4.0 million, to $35.6 million for the thirteen weeks ended April 29, 2012 over the same period of the prior fiscal year. The increase in net cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Thirteen Weeks Ended
	April 29, 2012	May 1, 2011

Purchases of property and equipment	$(17,106)	$(12,961)
Proceeds from sale of property and equipment	6,630	77
Net cash used in investing activities	$(10,476)	$(12,884)

Capital expenditures increased 32.0%, or $4.1 million, to $17.1 million for the thirteen weeks ended April 29, 2012 over the same period of the prior fiscal year. The increase in capital expenditures was primarily due to an increase in new store construction and additional expenditures related to information technology during the thirteen weeks ended April 29, 2012, compared to the thirteen weeks ended May 1, 2011. In April 2012, we received proceeds of $6.6 million from a land and building sale-leaseback transaction.

We plan to spend approximately $95.0 million to $105.0 million on capital expenditures during fiscal 2012, primarily related to real estate investments.

We plan to open 14 to 16 new stores during fiscal 2012, three of which were open as of April 29, 2012. Our working capital requirements for inventory will continue to increase as we continue to open additional stores.

Financing Activities

Cash used in financing activities consists principally of borrowings and payments under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock.

	For the Thirteen Weeks Ended
	April 29, 2012	May 1, 2011

Borrowings on revolving credit note	$110,517	$160,682
Payments made on revolving credit note	(135,417)	(176,532)
Debt issuance costs	-	(1,056)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	46	-
Excess tax benefits from share-based compensation	58	-
Proceeds from exercise of share-based compensation awards	219	-
Net cash used in financing activities	$(24,577)	$(16,906)

Net cash used in financing activities during the thirteen weeks ended April 29, 2012 increased $7.7 million to $24.6 million mostly due to a net paydown of our debt compared to the thirteen weeks ended May 1, 2011. We reduced the debt balance by $24.9 million or 39.0% for the thirteen weeks ended April 29, 2012, compared to a net paydown of $15.9 million during the thirteen weeks ended May 1, 2011.

As of February 22, 2011, we terminated our 2007 Credit Facility and entered into a new 2011 Credit Facility. At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility, which is included in both borrowings and payments on the revolving credit note during the thirteen weeks ended May 1, 2011. In connection with the new credit agreement we incurred approximately $1.1 million in debt issuance costs.

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

In addition, the 2011 Credit Facility provides that we will be required to maintain the following financial ratios as of the last day of each fiscal quarter:

•	a consolidated maximum leverage ratio as of the end of any quarter of not more than 4.25 to 1.00, based upon the ratio of (i) adjusted funded debt (as defined in the 2011 Credit Facility) to (ii) EBITDAR (as defined in the 2011 Credit Facility) over the period consisting of the four fiscal quarters ending on the determination date, and

•	a consolidated fixed charge coverage ratio of not less than 1.70 to 1.00, based upon the ratio of (i) EBITDAR (as defined in the 2011 Credit Facility) less cash taxes paid by the company and certain discretionary distributions over the period consisting of the four fiscal quarters ending on the determination date to (ii) the sum of interest expense, lease expense, rent expense and the current portion of capitalized lease obligations for such period and the current portion of long-term liabilities for the four fiscal quarters ending on the determination date.

We were in compliance with all debt covenants under our revolving credit facility as of April 29, 2012.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, as we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies that affect our more significant judgment and estimates used in the preparation of our financial statements include, accounting for inventories, accounting for impairment of long-lived assets, accounting for closed store reserves, accounting for insurance reserves, accounting for income taxes and accounting for share-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K, as amended by our Form 10-K/A, for the year ended January 29, 2012.

Seasonality

The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Inflation

While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen weeks ended April 29, 2012. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments. Our exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding our market risk position from the information provided under Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in our Form 10-K, as amended by our Form 10-K/A, for the year ended January 29, 2012.

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

Part II – Other Information

Item 1 – Legal Proceedings

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, intellectual property disputes, contractual disputes, premises claims and employment, environmental, health, product liability and safety matters. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations, except for the proceedings described in the immediately succeeding paragraph, which could have a material adverse effect on us.

We are party to two lawsuits that were filed against us and other parties in the state of South Carolina in connection with certain outdoor candle products that were sold at certain of our stores and alleged to have caused personal injury.  The lawsuits seek damages from us, as well as from one or more manufacturers and the packager.  We cannot predict the outcome of these lawsuits or the amount of damages, if any, that may be awarded, although we intend to defend it vigorously.  We believe that we are fully covered by our current insurance policies (subject to customary deductibles) for any liability resulting from these lawsuits and any others concerning this product to which we may become a party and, furthermore, that any such liability, even if not fully covered by our current insurance policies, will not have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations. One of our insurance carriers has reserved its rights as to coverage with respect to the losses that may be incurred in connection with these lawsuits and the manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy and such bankruptcies are currently pending. If the liability for these claims is greater than we anticipate (which could be the case if one or more of the other parties to the lawsuit is incapable of paying its share of any damages), or if insurance is not available or coverage is denied in connection therewith, liability resulting from these lawsuits and any others concerning this product to which we may become a party could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Item 6 – Exhibits

Exhibit 10.1+		Letter Agreement dated May 4, 2012 between The Fresh Market, Inc. and Burris Logistics
Exhibit 31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101		The following financial information from the Company’s Quarterly Report of Form 10-Q, for the period ended April 29, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

	+	Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC. The omitted information has been filed separately with the SEC pursuant to our application for confidential treatment.

	(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

