Form 10-Q
period 2012-07-29
Fresh Market, Inc.
filed 2012-09-06
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 31, 2012 was 48,107,015 shares.

The Fresh Market, Inc.

Form 10-Q

  Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements in addition to historical information. The forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These “forward looking statements” may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

Our forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Actual results may differ materially from these expectations due to unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy and fuel cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

Part 1
Item 1. Financial Information
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	July 29, 2012	January 29, 2012
Assets
Current assets:
Cash and cash equivalents	$11,139	$10,681
Accounts receivable, net	5,436	4,550
Inventories	36,682	37,796
Prepaid expenses and other current assets	7,457	5,595
Deferred income taxes	4,981	4,445
Total current assets	65,695	63,067
Property and equipment:
Land	2,846	5,451
Buildings	14,992	15,077
Store fixtures and equipment	254,791	237,678
Leasehold improvements	155,694	141,391
Office furniture, fixtures, and equipment	11,011	10,175
Automobiles	1,311	1,211
Construction in progress	21,256	14,347
Total property and equipment	461,901	425,330
Accumulated depreciation	(187,597)	(168,518)
Total property and equipment, net	274,304	256,812
Other assets	6,880	3,461
Total assets	$346,879	$323,340

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$35,894	$34,788
Accrued liabilities	45,888	46,354
Total current liabilities	81,782	81,142
Long-term debt	46,300	64,000
Deferred income taxes	30,160	31,053
Deferred rent	10,992	9,142
Other long-term liabilities	15,549	11,087
Total noncurrent liabilities	103,001	115,282

Commitments and contingencies (Notes 2 and 7)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,063,096 and 48,040,083 shares issued and outstanding at July 29, 2012 and January 29, 2012, respectively	481	481
Additional paid-in capital	101,203	98,622
Retained earnings	60,412	27,813
Total stockholders' equity	162,096	126,916
Total liabilities and stockholders' equity	$346,879	$323,340
See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Sales	$312,997	$259,543	$637,781	$524,003
Cost of goods sold	206,255	174,578	418,348	349,464
Gross profit	106,742	84,965	219,433	174,539

Operating expenses:
Selling, general and administrative expenses	74,032	58,830	144,497	117,805
Store closure and exit costs	152	109	725	239
Depreciation	10,846	9,032	21,415	17,372
Income from operations	21,712	16,994	52,796	39,123
Other expense:
Interest expense	227	486	583	969
Income before provision for income taxes	21,485	16,508	52,213	38,154
Tax provision	8,156	6,001	19,614	14,167

Net income	$13,329	$10,507	$32,599	$23,987

Net income per share:
Basic and diluted	$0.28	$0.22	$0.68	$0.50

Weighted average common shares outstanding:
Basic	48,057,232	47,993,336	48,051,741	47,992,190

Diluted	48,283,403	48,121,837	48,260,407	48,121,722

Other comprehensive income:
Net income	$13,329	$10,507	$32,599	$23,987
Interest rate swaps, net of tax expense of $0 and $113 and $0 and $120 for the thirteen and twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively	—	49	—	188

Total comprehensive income	$13,329	$10,556	$32,599	$24,175

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity

Balance at January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077

Exercise of share-based awards	23,502	—	517	—	—	517
Issuance of common stock pursuant to restricted stock units	18,408	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	1,674	—	62	—	—	62
Issuance of restricted stock awards	5,454	—	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(367)	—	—	(367)
Share-based compensation associated with equity based awards	—	—	2,269	—	—	2,269
Tax benefit related to exercise of share-based awards	—	—	289	—	—	289
Net income	—	—	—	—	51,395	51,395
Other comprehensive income - interest rate swaps, net of tax benefit of ($129)		—	—	674	—	674

Balance at January 29, 2012	48,040,083	$481	$98,622	$—	$27,813	$126,916

Exercise of share-based awards	14,563	—	320	—	—	320
Issuance of common stock pursuant to employee stock purchase plan	1,837	—	88	—	—	88
Issuance of restricted stock awards	6,613	—	—	—	—	—
Share-based compensation associated with equity based awards	—	—	2,099	—	—	2,099
Tax benefit related to exercise of share-based awards	—	—	74	—	—	74
Net income	—	—	—	—	32,599	32,599

Balance at July 29, 2012	48,063,096	$481	$101,203	$—	$60,412	$162,096
 See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
Operating activities
Net income	$32,599	$23,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,526	17,470
Loss on disposal of property and equipment	61	187
Share-based compensation associated with equity awards	2,099	1,099
Excess tax benefits from share-based compensation	(74)	—
Deferred income taxes	(1,429)	8,159
Change in assets and liabilities:
Accounts receivable	(886)	(1,146)
Inventories	1,115	193
Prepaid expenses and other assets	(5,391)	(2,223)
Accounts payable	1,106	4,784
Accrued liabilities and other long-term liabilities	2,164	(1,717)
Net cash provided by operating activities	52,890	50,793

Investing activities
Purchases of property and equipment	(41,892)	(44,086)
Proceeds from sale of property and equipment	6,678	113
Net cash used in investing activities	(35,214)	(43,973)

Financing activities
Borrowings on revolving credit note	233,193	258,890
Payments made on revolving credit note	(250,893)	(264,040)
Debt issuance costs	—	(1,056)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	88	—
Excess tax benefits from share-based compensation	74	—
Proceeds from exercise of share-based compensation awards	320	—
Net cash used in financing activities	(17,218)	(6,206)

Net increase in cash and cash equivalents	458	614
Cash and cash equivalents at beginning of period	10,681	7,867

Cash and cash equivalents at end of period	$11,139	$8,481

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$497	$827

Cash paid during the period for taxes	$27,318	$8,160

See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.
Notes to Consolidated Financial Statements
July 29, 2012
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

Certain prior year amounts have been reclassified to conform with the current year's presentation. None of the reclassifications or changes in presentation are considered material.

The Company’s wholly-owned subsidiaries are consolidated and all intercompany accounts and transactions are eliminated upon consolidation.

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Perishable	67.4%	68.3%	66.7%	67.4%
Non-perishable	32.6%	31.7%	33.3%	32.6%

2. Long-Term Debt

Long-term debt is as follows:

	July 29, 2012	January 29, 2012
Unsecured revolving credit note, with maximum available borrowings of $175,000, interest payable monthly at one-month LIBOR plus a margin, weighted-average annual interest rate of 3.0% and 3.1% for the twenty-six weeks ended July 29, 2012 and the fifty-two weeks ended January 29, 2012, respectively	$46,300	$64,000

The Company is party to a revolving credit facility with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While the Company currently has no material domestic subsidiaries, other entities will guarantee the Company’s obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries of the Company during the term of the 2011 Credit Facility.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

2. Long-Term Debt (continued)

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

At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. The commitment fee calculated on unused portions of the credit facility ranges from 0.30% to 0.45% per annum. As of July 29, 2012 and January 29, 2012, all outstanding borrowings bear interest at LIBOR plus an applicable margin.

The loan agreement also provides the Company with standby letter of credit facilities up to $25,000, of which $11,481 was outstanding at July 29, 2012 and January 29, 2012. The beneficiaries of these letters of credit are the Company’s workers’ compensation insurance carriers.

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

The carrying amounts, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other accrued expenses approximate fair value because of the short maturity of those instruments. The carrying amount of long-term debt approximates fair value because the advances under this instrument bear variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on certain financial ratios achieved by the Company. The Company did not elect to report any of its nonfinancial assets or nonfinancial liabilities at fair value.

4. Employee Benefits

Long-Term Cash Incentive Program

In March 2012, the Company adopted The Fresh Market, Inc. Long-Term Cash Incentive Program for Select Employees (the “Program”), in which the Company’s executive officers do not participate. The purpose of the Program is to provide incentives and reward employees for achieving specified performance goals over a performance period.

The Program awards cash bonuses to participants based upon the Company’s achievement of specified performance goals encompassing a three year fiscal performance period. At each reporting period, the Company assesses the probability of achieving the performance goals required for payment of the target amounts for the performance period. These awards are expensed over the respective vesting period on a straight-line basis. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions.

Each participant receives a percentage of the applicable target amount for the performance period based on achievement of the performance goals and formulas. The Program’s award payouts will vary based on the achievement of the pre-established target and can range from 33% to 150% of the target award. Each participant is entitled to a minimum of one-third the total grant amount, which will be paid in three annual payments over the three year vesting period. At the end of the three year

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

4. Employee Benefits (continued)

period, the participant is eligible for a final payout based upon the Company’s specific measurement criteria. There will be no additional payout unless the threshold for the applicable performance goal is reached, and the participant must be employed by the Company at the end of the performance period to be eligible for payment of an award.

The Company has determined that the achievement of the performance goal for the Program is probable as of the end of the thirteen and twenty-six weeks ended July 29, 2012 and, accordingly, recorded expense of $206 and $264, respectively.

5. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. At July 29, 2012 approximately 2,400,000 shares of the Company’s common stock were available for share-based awards.

Stock Options - 2010 Omnibus Incentive Compensation Plan

For the twenty-six weeks ended July 29, 2012, the Company awarded non-qualifying stock options representing approximately 198,000 shares of common stock to employees. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. Options vest ratably over a four-year period beginning on the grant date and expire ten years from the date of grant.

As of July 29, 2012 and January 29, 2012, respectively, there were approximately 870,000 and 702,000 nonvested stock options outstanding and approximately $7,900 and $6,200 of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted-average remaining service period of approximately 3.1 years.

Share-based compensation expense related to stock options recognized during the thirteen weeks ended July 29, 2012 and July 31, 2011 totaled $726 and $358, respectively. Share-based compensation expense related to stock options recognized during the twenty-six weeks ended July 29, 2012 and July 31, 2011 totaled $1,399 and $726, respectively. Share-based compensation expense is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Restricted Stock Units - 2010 Omnibus Incentive Compensation Plan

For the twenty-six weeks ended July 29, 2012, the Company awarded approximately 19,000 shares of restricted stock units (RSUs) to employees. The RSUs vest in 25% annual increments on each of the first four anniversaries of the date of the grant and the fair value is based on the fair market value of the Company’s common stock on the date of grant.

As of July 29, 2012 and January 29, 2012, total remaining unearned compensation cost related to nonvested RSUs was approximately $1,800 and $1,700, respectively, which will be amortized over the weighted-average remaining service period of approximately 2.8 years.

The Company recorded $160 and $144 of share-based compensation expense related to all the outstanding RSUs for the thirteen weeks ended July 29, 2012 and July 31, 2011, respectively. Share-based compensation expense related to all the outstanding RSUs during the twenty-six weeks ended July 29, 2012 and July 31, 2011 totaled $386 and $299, respectively. Share-based compensation expense is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan

For the twenty-six weeks ended July 29, 2012, the Company granted approximately 7,000 restricted stock awards (RSAs) to non-employee directors. RSAs vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. The fair value of the RSAs is based on the fair market value of the Company’s common stock on the date of grant.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

5. Share-based Compensation (continued)

Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan (continued)

As of July 29, 2012 and January 29, 2012, total remaining unearned compensation cost related to nonvested RSAs was $359 and $100, respectively, which will be amortized over the weighted-average remaining service period of approximately 0.9 years.

The Company recorded $99 and $46 of share-based compensation expense related to all RSAs outstanding for the thirteen weeks ended July 29, 2012 and July 31, 2011, respectively. The Company also recorded $174 and $74 of share-based compensation expense related to all RSAs outstanding for the twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively. Share-based compensation expense is included in the "Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Performance Share Awards - 2010 Omnibus Incentive Compensation Plan

In March 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a Performance Share Award Agreement under the 2010 Omnibus Incentive Compensation Plan. At that time, the Company awarded approximately 38,000 performance share awards to certain employees.

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

The Company recognizes the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon its determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company assesses the probability of achieving the performance targets. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The fair value of the performance-based awards is based on the fair market value of the Company’s common stock on the date of grant.

The Company recorded share-based compensation expense related to the performance-based awards of approximately $98 and $140 for the thirteen and twenty-six weeks ended July 29, 2012, which is included in the "Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Employee Stock Purchase Plan

In November 2010, the Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board of Directors and stockholders. As of July 1, 2011, eligible employees may purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. The number of shares of common stock that are available for issuance under the ESPP is approximately 997,000 at July 29, 2012.

During the thirteen and twenty-six weeks ended July 29, 2012, 830 and 1,837 shares of the Company’s common stock were purchased under the ESPP, which resulted in proceeds of $42 and $88, respectively.

6. Earnings per Share

The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2012 and July 31, 2011, respectively, includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and RSAs.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

6. Earnings per Share (continued)

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Net income available to common stockholders (numerator for basic and diluted earnings per share)	$13,329	$10,507	$32,599	$23,987

Weighted average common shares outstanding (denominator for basic earnings per share)	48,057,232	47,993,336	48,051,741	47,992,190
Potential common shares outstanding:
Incremental shares from share-based awards	226,171	128,501	208,666	129,532
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,283,403	48,121,837	48,260,407	48,121,722

Basic and diluted earnings per share	$0.28	$0.22	$0.68	$0.50

The diluted net income per common share computations exclude share-based awards which are antidilutive and the performance share awards, which were excluded since the target has yet to be achieved. The weighted average shares outstanding for the thirteen and twenty-six weeks ended July 29, 2012 exclude the effect of approximately 282,000 and 232,000 share-based awards because such share-based awards are considered antidilutive. There were no antidilutive shares for the thirteen and twenty-six weeks ended July 31, 2011.

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

In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 450-20, Contingencies – Loss Contingencies, regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict and the Company’s view of these matters may change as the litigation and events unfold over time. An unfavorable outcome in any

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

7. Commitments and Contingencies (continued)

legal matter, if material, could have a material adverse effect on the Company’s results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.

In July 2012, the Company entered into a confidential settlement agreement and mutual releases with a former landlord to resolve ongoing litigation regarding the condition in which leased premises were returned to the former landlord at the end of the lease term.  The Company settled the matter to avoid the costs and uncertainty of litigation, with no admission of liability or wrongdoing by any party.  Pursuant to the settlement agreement, the remaining claims of all parties were dismissed with prejudice.

The Company is currently party to two lawsuits that were filed against it and other parties in the state of South Carolina in connection with certain outdoor candle products that were sold at certain of the Company's stores and alleged to have caused personal injury. The lawsuits seek damages from the Company, as well as from one or more manufacturers and the packager. The Company believes it has defenses against these claims and is vigorously defending itself and pursuing recovery from insurers and other third parties. The Company maintains insurance policies (subject to customary deductibles) for its defense costs and any liability resulting from these lawsuits, but one of the Company's umbrella carriers that sits above its primary general liability insurer has reserved its rights as to coverage. The manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy. Because these lawsuits are at an early stage, and because of the uncertain status of the liability of third parties and potential recovery from third parties, the Company is unable to predict the outcome of these lawsuits or to estimate the amount of damages, if any, that may be awarded. If the Company is ultimately found liable in these lawsuits and if insurance is not available, liability resulting from these lawsuits could have a material adverse effect on the Company's results of operations for the period or periods in which it is incurred.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of July 29, 2012, we operated 121 stores in 24 states, primarily in the Southeast, Midwest, Mid-Atlantic, and Northeast United States.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 29, 2012		July 31, 2011		July 29, 2012		July 31, 2011

	(dollars in thousands, except share and per share amounts)

Statement of Income Data:
Sales	$312,997	100.0%	$259,543	100.0%	$637,781	100.0%	$524,003	100.0%
Cost of goods sold	206,255	65.9%	174,578	67.3%	418,348	65.6%	349,464	66.7%
Gross profit	106,742	34.1%	84,965	32.7%	219,433	34.4%	174,539	33.3%
Selling, general and administrative expenses	74,032	23.7%	58,830	22.7%	144,497	22.7%	117,805	22.5%
Store closure and exit costs	152	—%	109	—%	725	0.1%	239	—%
Depreciation	10,846	3.5%	9,032	3.5%	21,415	3.4%	17,372	3.3%
Income from operations	21,712	6.9%	16,994	6.5%	52,796	8.3%	39,123	7.5%
Interest expense	227	0.1%	486	0.2%	583	0.1%	969	0.2%
Income before provision for income taxes	21,485	6.9%	16,508	6.4%	52,213	8.2%	38,154	7.3%
Tax provision	8,156	2.6%	6,001	2.3%	19,614	3.1%	14,167	2.7%
Net income	$13,329	4.3%	$10,507	4.0%	$32,599	5.1%	$23,987	4.6%

Net income per share
Basic and diluted	$0.28		$0.22		$0.68		$0.50
Shares used in computation of net income per share,
Basic	48,057,232		47,993,336		48,051,741		47,992,190
Diluted	48,283,403		48,121,837		48,260,407		48,121,722
Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Other Operating Data:
Number of stores at end of period	121	106	121	106
Comparable store sales growth (1)	8.0%	4.6%	8.1%	4.3%
Gross square footage at end of period (in thousands)	2,551	2,242	2,551	2,242
Average comparable store size (gross square feet) (2)	21,212	21,221	21,217	21,262
Comparable store sales per gross square foot during period (2)	$127	$119	$261	$244

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

Public Offering of Common Stock by Certain Selling Stockholders
On June 12, 2012, the Company, certain stockholders of the Company who owned shares of our common stock prior to our initial public offering (the “selling stockholders”) and an underwriter entered into an Underwriting Agreement pursuant to which the selling stockholders offered and sold 11,538,112 shares of our common stock at $50.50 per share in an underwritten public offering. The public offering of the 11,538,112 shares closed on June 18, 2012. We did not receive proceeds from the sale of the shares of common stock by the selling stockholders, and we expensed approximately $0.5 million of the costs associated with the offering in the thirteen week period ended July 29, 2012, which is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Items Impacting Comparability
Thirteen weeks ended July 29, 2012
Items impacting comparability between the thirteen weeks ended July 29, 2012 and the thirteen weeks ended July 31, 2011 include the following:

•
Approximately $0.5 million, or $0.01 per share on a diluted basis, for the thirteen weeks ended July 29, 2012, in issuance costs incurred in conjunction with our public offering of common stock. As agreed upon by and among us and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions. We received no proceeds in connection with the public offering, and all fees and expenses incurred during the thirteen weeks ended July 29, 2012 were expensed and included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.

•
We resolved two legal matters during the thirteen weeks ended July 29, 2012. The net amount of the settlement payments made and received related to these matters are included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income and totaled approximately $0.6 million on a pre-tax basis, which resulted in an after-tax reduction in earnings per share of approximately $0.01 per share on a diluted basis. Legal fees and related expenses in connection with these matters have been expensed as incurred during the thirteen weeks ended July 29, 2012.

Twenty-six weeks ended July 29, 2012
Items impacting comparability between the twenty-six weeks ended July 29, 2012 and the twenty-six weeks ended July 31, 2011 include the following:

•
Approximately $1.1 million, or $0.02 per share on a diluted basis, for the twenty-six weeks ended July 31, 2011, in issuance costs incurred in conjunction with our public offering of common stock. As agreed upon by and among us and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions. We received no proceeds in connection with the public offering, and all fees and expenses incurred during the twenty-six weeks ended July 31, 2011 were expensed and included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.

Period to Period Comparisons

Thirteen Weeks Ended July 29, 2012 Compared to the Thirteen Weeks Ended July 31, 2011

Sales

Sales increased 20.6%, or $53.5 million, to $313.0 million for the thirteen weeks ended July 29, 2012, resulting from a $20.0 million increase in comparable store sales and a $33.5 million increase in non-comparable store sales. There were 101 comparable stores and 20 non-comparable stores open at July 29, 2012.

Comparable store sales increased 8.0% for the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011, driven by a 5.3% increase in the number of transactions and a 2.7% increase in the average transaction size at our comparable stores. Average customer transaction size for comparable stores increased to $31.06 for the thirteen weeks ended July 29, 2012, compared to $30.28 for the thirteen weeks ended July 31, 2011.

Gross Profit

Gross profit increased 25.6%, or $21.8 million, to $106.7 million for the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011. The amount of the increase in gross profit attributable to increased sales was $17.5 million and the amount attributable to increased gross margin rate was $4.3 million. Our cost of goods sold increased by $31.7 million for the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011. Gross margin rate increased 140 basis points to 34.1% for the thirteen weeks ended July 29, 2012, from 32.7% for the thirteen weeks ended July 31, 2011. The increase in our gross margin rate was attributable to an increase in merchandise margin rate, primarily as a result of improved supply chain expense and a reduction in merchandise shrink expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 25.8%, or $15.2 million, to $74.0 million for the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011. Additionally, selling, general and administrative expenses increased by 100 basis points as a percentage of sales to 23.7% for the thirteen weeks ended July 29, 2012, compared to 22.7% for the thirteen weeks ended ended July 31, 2011. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011, which led to higher overall store-level labor expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended July 29, 2012, store-level compensation expenses increased $8.6 million, other store operating expenses increased $2.1 million and corporate administrative expenses increased $4.5 million, compared to the thirteen weeks ended July 31, 2011.

The increase in corporate administrative expenses included approximately $0.5 million of transaction expenses incurred in connection with our public offering of common stock, $0.6 million of incremental public company expenses mostly attributable to our share-based compensation programs, and $0.6 million representing the net amount of settlement payments made and received in connection with the resolution of two legal matters. These additional expenses increased selling, general and administrative expenses as a percentage of sales by approximately 50 basis points. Higher incentive compensation accruals as well as inventory losses due to strong storms and wide-spread power outages also had an adverse impact on our selling, general and administrative expenses as a percentage of sales for the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011.

Income from Operations

Income from operations increased 27.8%, or $4.7 million, to $21.7 million for the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011. Income from operations as a percentage of sales for the thirteen weeks ended July 29, 2012 increased 40 basis points to 6.9% from 6.5% for the thirteen weeks ended July 31, 2011, which included approximately a 50 basis point negative impact due to our public offering of common stock, incremental public company costs primarily related to share-based compensation programs and net settlement payments made and received in connection with two legal matters. Depreciation increased 20.1%, or $1.8 million, to $10.8 million for the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011, principally due to store unit growth.

Interest Expense

Interest expense decreased 53.3%, or $0.3 million, to $0.2 million for the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011, primarily due to reduced weighted-average borrowings under our revolving credit facility. We also benefited from the expiration of an interest rate swap in the latter part of fiscal 2011 for which we paid a fixed rate of 4.91% on the notional amount of $15.0 million. We did not enter into any new swap arrangements during fiscal 2012.

Income Tax Expense

Income taxes for the thirteen weeks ended July 29, 2012 resulted in an effective tax rate of approximately 38.0%, compared to approximately 36.4% for the thirteen weeks ended July 31, 2011. The increase in the effective tax rate was primarily the result of the non-deductibility of $0.5 million in issuance costs related to our public offering of common stock during the thirteen weeks ended July 29, 2012.

Net Income

As a result of the foregoing, net income increased 26.9%, or $2.8 million, to $13.3 million for the thirteen weeks ended July 29, 2012, compared to the thirteen weeks ended July 31, 2011. Net income as a percentage of sales for the thirteen weeks ended July 29, 2012 increased to 4.3% from 4.0% for the thirteen weeks ended July 31, 2011.

Twenty-Six Weeks Ended July 29, 2012 Compared to the Twenty-Six Weeks Ended July 31, 2011

Sales

Sales increased 21.7%, or $113.8 million, to $637.8 million for the twenty-six weeks ended July 29, 2012, which resulted from a $41.5 million increase in comparable store sales and a $72.3 million increase in non-comparable store sales. There were 101 comparable stores and 20 non-comparable stores open at July 29, 2012.

Comparable store sales increased 8.1% for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011, due to a 5.5% increase in the number of transactions and a 2.6% increase in the average transaction size at our comparable stores. Average customer transaction size for comparable stores increased to $31.14 for the twenty-six weeks ended July 29, 2012, compared to $30.40 for the twenty-six weeks ended July 31, 2011.

Gross Profit

Gross profit increased 25.7%, or $44.9 million, to $219.4 million for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011. The amount of the increase in gross profit attributable to increased sales was $37.9 million and the amount of the increase in gross profit attributable to increased gross margin rate was $7.0 million. Our cost of goods sold increased by $68.9 million for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011. Gross margin rate increased 110 basis points to 34.4% for the twenty-six weeks ended July 29, 2012, from 33.3% for the twenty-six weeks ended July 31, 2011. The increase in our gross margin rate was mostly attributable to increased merchandise margin, as well as a slight improvement in occupancy costs as a percentage of sales, off-set by a slight increase in supplies expense as a percentage of sales. For the twenty-six weeks ended July 29, 2012, estimated LIFO expense did not change materially as a percentage of sales, compared to the twenty-six weeks ended July 31, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22.7%, or $26.7 million, to $144.5 million for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011. Additionally, selling, general and administrative expenses as a percentage of sales for the twenty-six weeks ended July 29, 2012 increased by 20 basis points to 22.7% from 22.5% for the twenty-six weeks ended July 31, 2011. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011, which led to higher overall store-level labor expenses and other costs to operate our stores. With more stores in operation during the twenty-six weeks ended July 29, 2012, store-level compensation expenses increased $17.3 million, other store operating expenses increased $4.3 million and corporate administrative expenses increased $5.1 million, compared to the twenty-six weeks ended July 31, 2011.

The increase in selling, general and administrative expenses as a percentage of sales was primarily attributable to higher corporate expenses, due to approximately $1.3 million of incremental public company expenses primarily attributable to our share-based compensation programs and approximately $0.6 million related to the net amount of settlement payments made and received in connection with the resolution of two legal matters. The effect of these costs adversely impacted selling, general and administrative expenses as a percentage of sales by approximately 30 basis points during the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011.

Income from Operations

Income from operations increased 35.0%, or $13.7 million, to $52.8 million for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011. Income from operations as a percentage of sales for the twenty-six weeks ended July 29, 2012 increased 80 basis points to 8.3% from 7.5% for the twenty-six weeks ended July 31, 2011. The increase in operating margin for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011, was due to the growth in gross margin rate and a year-over-year decrease in issuance costs incurred in connection with our public offerings of common stock, which was off-set by higher corporate expenses. Depreciation expense increased 23.3% or $4.0 million, to $21.4 million for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011, which was principally attributable to store unit growth over that time.

Interest Expense

Interest expense decreased 39.8%, or $0.4 million, to $0.6 million for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011, which was primarily due to reduced weighted-average borrowings under our revolving credit facility. We also benefited from the expiration of an interest rate swap in the latter part of fiscal 2011 for which we paid a fixed rate of 4.91% on the notional amount of $15.0 million. We did not enter into any new swap arrangements during fiscal 2012.

Income Tax Expense

Income taxes for the twenty-six weeks ended July 29, 2012 resulted in an effective tax rate of approximately 37.6%, compared to approximately 37.1% for the twenty-six weeks ended July 31, 2011.

Net Income

As a result of the foregoing, net income increased 35.9%, or $8.6 million, to $32.6 million for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011. Net income as a percentage of sales for the twenty-six weeks ended July 29, 2012 increased to 5.1% from 4.6% for the twenty-six weeks ended July 31, 2011.

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

At July 29, 2012, we had $11.1 million in cash and cash equivalents and $117.2 million in borrowing availability under our revolving credit facility.

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

A summary of our operating, investing and financing activities is shown in the following table:

	For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
Net cash provided by operating activities	$52,890	$50,793
Net cash used in investing activities	(35,214)	(43,973)
Net cash used in financing activities	(17,218)	(6,206)
Net increase in cash and cash equivalents	$458	$614

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, realized loss on disposal of property and equipment, share-based compensation, changes in deferred taxes, and the effect of working capital changes.

	For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
Net income	$32,599	$23,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,526	17,470
Loss on disposal of property and equipment	61	187
Share-based compensation	2,099	1,099
Excess tax benefits from share-based compensation	(74)	—
Deferred income taxes	(1,429)	8,159
Change in working capital	(1,892)	(109)
Net cash provided by operating activities	$52,890	$50,793

Net cash provided by operating activities increased 4.1%, or $2.1 million, to $52.9 million for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011. The increase in net cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
Purchases of property and equipment	$(41,892)	$(44,086)
Proceeds from sale of property and equipment	6,678	113
Net cash used in investing activities	$(35,214)	$(43,973)

Capital expenditures decreased 5.0%, or $2.2 million, to $41.9 million for the twenty-six weeks ended July 29, 2012, compared to the twenty-six weeks ended July 31, 2011. The decrease in capital expenditures for the twenty-six weeks ended

July 29, 2012 was primarily due to a decrease in expenditures for stores to be relocated and remodeled as well as a decrease in marketing initiatives as compared to the twenty-six weeks ended July 31, 2011. In April 2012, we received proceeds of $6.6 million from a land and building sale-leaseback transaction.

We plan to spend approximately $95.0 million to $105.0 million on capital expenditures during fiscal 2012, primarily related to real estate investments.

We plan to open 14 to 16 new stores during fiscal 2012, eight of which were open as of July 29, 2012.

Financing Activities

Cash used in financing activities consists principally of borrowings and payments under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock.

	For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
Borrowings on revolving credit note	$233,193	$258,890
Payments made on revolving credit note	(250,893)	(264,040)
Debt issuance costs	—	(1,056)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	88	—
Excess tax benefits from share-based compensation	74	—
Proceeds from exercise of share-based compensation awards	320	—
Net cash used in financing activities	$(17,218)	$(6,206)

Net cash used in financing activities during the twenty-six weeks ended July 29, 2012 increased $11.0 million to $17.2 million mostly due to a net paydown of our debt compared to the twenty-six weeks ended July 31, 2011. We reduced the debt balance by $17.7 million or 27.7% for the twenty-six weeks ended July 29, 2012, compared to a net paydown of $5.2 million during the twenty-six weeks ended July 31, 2011.

As of February 22, 2011, we terminated our existing Credit Facility (the "2007 Credit Facility") and entered into the 2011 Credit Facility. At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility, which is included in both borrowings and payments on the revolving credit note during the twenty-six weeks ended July 31, 2011. We incurred approximately $1.1 million in debt issuance costs in connection with the 2011 Credit Facility.

Revolving Credit Facility

We are party to a revolving credit facility with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (the “2011 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While we currently have no material domestic subsidiaries, other entities will guarantee our obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries during the term of the 2011 Credit Facility.

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

We were in compliance with all debt covenants under our revolving credit facility as of July 29, 2012.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at July 29, 2012 consist of operating leases and outstanding letters of credit discussed in Note 2 to the consolidated financial statements, "Long-Term Debt." We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inflation

While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen and twenty-six weeks ended July 29, 2012. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

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

 Part 2. Other Information

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

We are currently party to two lawsuits that were filed against us and other parties in the state of South Carolina in connection with certain outdoor candle products that were sold at certain of our stores and alleged to have caused personal injury. The lawsuits seek damages from us, as well as from one or more manufacturers and the packager.   We believe that we have defenses against these claims and we will vigorously defend ourselves and pursue recovery from insurers and other third parties. We maintain insurance policies (subject to customary deductibles) for our defense costs and any liability resulting from these lawsuits, but one of our umbrella carriers that sits above its primary general liability insurer has reserved its rights as to coverage. The manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy. Because these lawsuits are at an early stage, and because of the uncertain status of the liability of third parties and potential recovery from third parties, we are unable to predict the outcome of these lawsuits or to estimate the amount of damages, if any, that may be awarded. If we are ultimately found liable in these lawsuits and if insurance is not available, liability resulting from these lawsuits could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

On May 25, 2012, we entered into a settlement agreement with Roth I.G.A. Foodliner, Incorporated (“Roth”), pursuant to which Roth abandoned its federal trademark application for “Fresh Market at Roth's” and dismissed without prejudice its counterclaim for cancellation of our registered The Fresh Market trademark and related The Fresh Market and Design mark.

Item 6 – Exhibits

Exhibit 10.1+		Letter Agreement dated May 4, 2012 between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.1 to Form 10-Q filed June 7, 2012.
Exhibit 31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial information from the Company’s Quarterly Report of Form 10-Q, for the period ended July 29, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

+
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

September 6, 2012	THE FRESH MARKET, INC.

	By:	/s/ Lisa K. Klinger
Lisa K. Klinger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)