Form 10-Q
period 2012-10-28
Fresh Market, Inc.
filed 2012-12-06
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2012
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 26, 2012 was 48,178,556 shares.

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

Our forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Actual results may differ materially from these expectations due to unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including the outcome of negotiations surrounding the U.S. "fiscal cliff," which, even if resolved, may be adverse due to tax increases and spending cuts, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy and fuel cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

Part 1
Item 1. Financial Information
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	October 28, 2012	January 29, 2012
Assets
Current assets:
Cash and cash equivalents	$15,318	$10,681
Accounts receivable, net	6,493	4,550
Inventories	47,731	37,796
Prepaid expenses and other current assets	3,038	5,595
Deferred income taxes	3,458	4,445
Total current assets	76,038	63,067
Property and equipment:
Land	2,846	5,451
Buildings	19,016	15,077
Store fixtures and equipment	268,658	237,678
Leasehold improvements	166,120	141,391
Office furniture, fixtures, and equipment	10,487	10,175
Automobiles	1,333	1,211
Construction in progress	12,924	14,347
Total property and equipment	481,384	425,330
Accumulated depreciation	(198,356)	(168,518)
Total property and equipment, net	283,028	256,812
Other assets	7,162	3,461
Total assets	$366,228	$323,340

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$42,529	$34,788
Accrued liabilities	46,051	46,354
Total current liabilities	88,580	81,142
Long-term debt	46,900	64,000
Deferred income taxes	25,818	31,053
Deferred rent	11,308	10,007
Other long-term liabilities	18,613	10,222
Total noncurrent liabilities	102,639	115,282

Commitments and contingencies (Notes 2 and 7)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,093,108 and 48,040,083 shares issued and outstanding at October 28, 2012 and January 29, 2012, respectively	481	481
Additional paid-in capital	103,227	98,622
Retained earnings	71,301	27,813
Total stockholders' equity	175,009	126,916
Total liabilities and stockholders' equity	$366,228	$323,340
See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011

Sales	$321,494	$263,260	$959,275	$787,263
Cost of goods sold	215,137	179,066	633,485	528,530
Gross profit	106,357	84,194	325,790	258,733

Operating expenses:
Selling, general and administrative expenses	76,590	60,281	221,087	178,086
Store closure and exit costs	131	99	856	338
Depreciation	11,749	9,309	33,164	26,681
Income from operations	17,887	14,505	70,683	53,628
Interest expense	526	481	1,109	1,450
Income before provision for income taxes	17,361	14,024	69,574	52,178
Tax provision	6,472	4,874	26,086	19,041

Net income	$10,889	$9,150	$43,488	$33,137

Net income per share:
Basic and diluted	$0.23	$0.19	$0.90	$0.69

Weighted average common shares outstanding:
Basic	48,068,869	47,996,697	48,057,451	47,993,688

Diluted	48,323,150	48,127,549	48,280,923	48,124,656

Comprehensive income:
Net income	$10,889	$9,150	$43,488	$33,137
Interest rate swaps, net of tax expense of $0 and $120 for the thirteen and thirty-nine weeks ended October 30, 2011, respectively	—	178	—	366

Total comprehensive income	$10,889	$9,328	$43,488	$33,503

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity

Balance at January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077

Exercise of share-based awards	23,502	—	517	—	—	517
Issuance of common stock pursuant to restricted stock units	18,408	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	1,674	—	62	—	—	62
Issuance of restricted stock awards	5,454	—	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(367)	—	—	(367)
Share-based compensation associated with equity based awards	—	—	2,269	—	—	2,269
Tax benefit related to exercise of share-based awards	—	—	289	—	—	289
Net income	—	—	—	—	51,395	51,395
Other comprehensive income - interest rate swaps, net of tax benefit of ($129)	—	—	—	674	—	674

Balance at January 29, 2012	48,040,083	$481	$98,622	$—	$27,813	$126,916

Exercise of share-based awards	43,728	—	963	—	—	963
Issuance of common stock pursuant to employee stock purchase plan	2,684	—	136	—	—	136
Issuance of restricted stock awards	6,613	—	—	—	—	—
Share-based compensation associated with equity based awards	—	—	3,218	—	—	3,218
Tax benefit related to exercise of share-based awards	—	—	288	—	—	288
Net income	—	—	—	—	43,488	43,488

Balance at October 28, 2012	48,093,108	$481	$103,227	$—	$71,301	$175,009
 See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
Operating activities
Net income	$43,488	$33,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,330	26,834
Loss on disposal of property and equipment	129	169
Share-based compensation associated with equity awards	3,218	1,643
Excess tax benefits from share-based compensation	(288)	—
Deferred income taxes	(4,248)	5,387
Change in assets and liabilities:
Accounts receivable	(1,943)	(1,982)
Inventories	(9,935)	(7,926)
Prepaid expenses and other assets	(1,309)	(485)
Accounts payable	7,742	8,517
Accrued liabilities and other long-term liabilities	6,222	5,089
Net cash provided by operating activities	76,406	70,383

Investing activities
Purchases of property and equipment	(62,752)	(61,835)
Proceeds from sale of property and equipment	6,696	160
Net cash used in investing activities	(56,056)	(61,675)

Financing activities
Borrowings on revolving credit note	341,668	349,331
Payments made on revolving credit note	(358,768)	(355,181)
Debt issuance costs	—	(1,056)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	136	27
Excess tax benefits from share-based compensation	288	—
Proceeds from exercise of share-based compensation awards	963	—
Net cash used in financing activities	(15,713)	(6,879)

Net increase in cash and cash equivalents	4,637	1,829
Cash and cash equivalents at beginning of period	10,681	7,867

Cash and cash equivalents at end of period	$15,318	$9,696

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$733	$1,242

Cash paid during the period for taxes	$35,765	$11,104

See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.
Notes to Consolidated Financial Statements
October 28, 2012
(In thousands, except share and per share data)
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto in the Company’s Annual Report on Form 10-K, as amended by the Company's Form 10-K/A, for the fiscal year ended January 29, 2012. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim results are not necessarily indicative of results that may be expected for any other interim period or for a full fiscal year.

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Perishable	65.7%	66.2%	66.3%	67.0%
Non-perishable	34.3%	33.8%	33.7%	33.0%

2. Long-Term Debt

Long-term debt is as follows:

	October 28, 2012	January 29, 2012
Unsecured revolving credit note, with maximum available borrowings of $175,000, interest payable monthly at one-month LIBOR plus a margin, weighted-average annual interest rate of 2.9% and 3.1% for the thirty-nine weeks ended October 28, 2012 and the fifty-two weeks ended January 29, 2012, respectively	$46,900	$64,000

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

The 2011 Credit Facility provides for total borrowings of up to $175,000. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lender(s) to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25,000, of which $11,481 was outstanding at October 28, 2012 and January 29, 2012. The beneficiaries of these letters of credit are the Company’s workers’ compensation and general liability insurance carriers. The 2011 Credit Facility also includes a swing line sublimit of $10,000.

At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of October 28, 2012, the commitment fee calculated on unused portions of the credit facility ranges from 0.30% to 0.45% per annum.

In November 2012, the Company amended the commitment fee calculated on the unused portions of the 2011 Credit Facility. As amended, the commitment fee ranges from 0.20% to 0.35% per annum. As of October 28, 2012 and January 29, 2012, all outstanding borrowings bear interest at LIBOR plus an applicable margin.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other accrued expenses approximate fair value because of their short maturity. The carrying amount of long-term debt approximates fair value because the advances under this instrument bear variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on certain financial ratios achieved by the Company. The Company did not elect to report any of its nonfinancial assets or nonfinancial liabilities at fair value.

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

The Company has determined that the achievement of the performance goal for the Program is probable as of the end of the thirteen and thirty-nine weeks ended October 28, 2012 and, accordingly, recorded expense of $124 and $388, respectively.

5. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. At October 28, 2012, approximately 2,400,000 shares of the Company’s common stock were available for share-based awards.

Stock Options - 2010 Omnibus Incentive Compensation Plan

For the thirty-nine weeks ended October 28, 2012, the Company awarded non-qualifying stock options representing approximately 198,000 shares of common stock to employees. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at grant date. Options vest ratably over a four-year period beginning on the grant date and expire ten years from the date of grant.

As of October 28, 2012 and January 29, 2012, respectively, there were approximately 838,000 and 702,000 nonvested stock options outstanding and approximately $7,100 and $6,200 of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted-average remaining service period of approximately 2.8 years.

Share-based compensation expense related to stock options recognized during the thirteen weeks ended October 28, 2012 and October 30, 2011 totaled $718 and $359, respectively. Share-based compensation expense related to stock options recognized during the thirty-nine weeks ended October 28, 2012 and October 30, 2011 totaled $2,117 and $1,085, respectively. Share-based compensation expense is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Restricted Stock Units - 2010 Omnibus Incentive Compensation Plan

For the thirty-nine weeks ended October 28, 2012, the Company awarded approximately 21,000 shares of restricted stock units (RSUs) to employees. The RSUs vest in 25% annual increments on each of the first four anniversaries of the date of the grant and the fair value is based on the fair market value of the Company’s common stock on the date of grant.

As of October 28, 2012 and January 29, 2012, total remaining unearned compensation cost related to nonvested RSUs was approximately $1,700 and $1,700, respectively, which will be amortized over the weighted-average remaining service period of approximately 2.6 years.

The Company recorded $186 and $131 of share-based compensation expense related to outstanding RSUs for the thirteen weeks ended October 28, 2012 and October 30, 2011, respectively. Share-based compensation expense related to the outstanding RSUs during the thirty-nine weeks ended October 28, 2012 and October 30, 2011 totaled $572 and $430, respectively. Share-based compensation expense is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan

During the thirty-nine weeks ended October 28, 2012, the Company granted approximately 7,000 restricted stock awards (RSAs) to non-employee directors. RSAs vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. The fair value of the RSAs is based on the fair market value of the Company’s common stock on the date of grant.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

5. Share-based Compensation (continued)

Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan (continued)

As of October 28, 2012 and January 29, 2012, total remaining unearned compensation cost related to nonvested RSAs was $254 and $100, respectively, which will be amortized over the weighted-average remaining service period of approximately 0.6 years.

The Company recorded $104 and $54 of share-based compensation expense related to RSAs outstanding for the thirteen weeks ended October 28, 2012 and October 30, 2011, respectively. The Company also recorded $278 and $128 of share-based compensation expense related to RSAs outstanding for the thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively. Share-based compensation expense is included in the "Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

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

The Company recognizes the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon its determination of whether it is probable that the performance targets will be achieved. The Company assesses the probability of achieving the performance targets at each reporting period. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The fair value of the performance-based awards is based on the fair market value of the Company’s common stock on the date of grant.

The Company recorded share-based compensation expense related to the performance-based awards of approximately $111 and $251 for the thirteen and thirty-nine weeks ended October 28, 2012, which is included in the "Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Employee Stock Purchase Plan

In November 2010, the Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board of Directors and stockholders. Beginning July 1, 2011, eligible employees may purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. The number of shares of common stock available for issuance under the ESPP is approximately 996,000 at October 28, 2012.

During the thirteen and thirty-nine weeks ended October 28, 2012, 847 and 2,684 shares of the Company’s common stock were purchased under the ESPP, which resulted in proceeds of $48 and $136, respectively. During the thirteen and thirty-nine weeks ended October 30, 2011, 719 shares of the Company's common stock were purchased under the ESPP, which resulted in proceeds of $27.

6. Earnings per Share

 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2012 and October 30, 2011, respectively, includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and RSAs.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

6. Earnings per Share (continued)

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011

Net income available to common stockholders (numerator for basic and diluted earnings per share)	$10,889	$9,150	$43,488	$33,137

Weighted average common shares outstanding (denominator for basic earnings per share)	48,068,869	47,996,697	48,057,451	47,993,688
Potential common shares outstanding:
Incremental shares from share-based awards	254,281	130,852	223,472	130,968
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,323,150	48,127,549	48,280,923	48,124,656

Basic and diluted earnings per share	$0.23	$0.19	$0.90	$0.69

For the thirteen and thirty-nine weeks ended October 28, 2012, there were 229,000 and 243,000 shares excluded from the computation of diluted weighted average common shares outstanding because such shares are considered antidilutive. There were no antidilutive shares for the thirteen and thirty-nine weeks ended October 30, 2011.

7. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings encountered in the normal course of business, including, labor and employment, premises, personal injury, product liability and general liability claims, and claims related to commercial and leasing matters. In the opinion of management, the resolution of currently pending matters, other than those described or referred to in the following paragraphs, will not have a material adverse effect on the Company's financial condition or results of operations. However, because of the nature and inherent uncertainties of litigation, the Company cannot predict with certainty the ultimate resolution of these actions and, should the outcome of these actions be unfavorable, the Company's business, financial position, results of operations or cash flows could be materially and adversely affected.

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

8. Subsequent Events

In November 2012, the Company entered into agreements to lease four new store locations that are currently operated by Rice Epicurean Markets, a family-owned specialty food retailer based in Houston, Texas. Rice Epicurean Markets will continue to operate the stores through the end of the calendar year, and will close these four stores during the first quarter of calendar 2013. The Company intends to remodel each location and expects to open its four new stores in the latter half of fiscal 2013.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Fresh Market Inc., is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for its customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of October 28, 2012, we operated 127 stores in 25 states, primarily in the Southeast, Midwest, Mid-Atlantic, and Northeast United States. We also added our first store in California during the third quarter of fiscal 2012.

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

The food retail industry and our sales are affected by general economic conditions and seasonality, as well as the other factors, discussed below, that affect our comparable store sales. Consumer purchases of specialty food products are particularly sensitive to a number of factors that influence the levels of consumer spending, including economic and financial conditions, the level of disposable consumer income, changes in tax rates, consumer debt, interest rates and consumer confidence. In addition, our business is seasonal and, as a result, our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

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

Various factors may affect comparable store sales, including:

•	overall economic and financial trends and conditions, including general price levels in the economy;

•	consumer confidence, preferences and buying trends;

•	our competition, including competitor store openings or closings near our stores;

•	our competitors expanding their offerings of premium/perishable products;

•	the pricing of our products, including the effects of inflation or deflation;

•	the number of customer transactions at our stores;

•	our ability to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the number of stores we open, remodel or relocate in any period.

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

Gross margin rate enhancements are driven by:

•	economies of scale resulting from expanding our store base;

•	leverage achieved from increased comparable store sales;

•	reduced shrink as a percentage of sales; and

•	productivity gains through process and program improvements.
Changes in the mix of products sold and promotional activities may also impact our gross margin rate.

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

Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. The amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our financial statements in the period that includes the enactment date.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 28, 2012		October 30, 2011		October 28, 2012		October 30, 2011

	(dollars in thousands, except share and per share amounts)

Statement of Income Data:
Sales	$321,494	100.0%	$263,260	100.0%	$959,275	100.0%	$787,263	100.0%
Cost of goods sold	215,137	66.9%	179,066	68.0%	633,485	66.0%	528,530	67.1%
Gross profit	106,357	33.1%	84,194	32.0%	325,790	34.0%	258,733	32.9%
Selling, general and administrative expenses	76,590	23.8%	60,281	22.9%	221,087	23.0%	178,086	22.6%
Store closure and exit costs	131	0.0%	99	0.0%	856	0.1%	338	0.0%
Depreciation	11,749	3.7%	9,309	3.5%	33,164	3.5%	26,681	3.4%
Income from operations	17,887	5.6%	14,505	5.5%	70,683	7.4%	53,628	6.8%
Interest expense	526	0.2%	481	0.2%	1,109	0.1%	1,450	0.2%
Income before provision for income taxes	17,361	5.4%	14,024	5.3%	69,574	7.3%	52,178	6.6%
Tax provision	6,472	2.0%	4,874	1.9%	26,086	2.7%	19,041	2.4%
Net income	$10,889	3.4%	$9,150	3.5%	$43,488	4.5%	$33,137	4.2%

Net income per share
Basic and diluted	$0.23		$0.19		$0.90		$0.69
Shares used in computation of net income per share,
Basic	48,068,869		47,996,697		48,057,451		47,993,688
Diluted	48,323,150		48,127,549		48,280,923		48,124,656
Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011

Other Operating Data:
Number of stores at end of period	127	107	127	107
Comparable store sales growth (1)	5.6%	5.5%	7.3%	4.7%
Gross square footage at end of period (in thousands)	2,677	2,261	2,677	2,261
Average comparable store size (gross square feet) (2)	21,182	21,250	21,205	21,258
Comparable store sales per gross square foot during period (2)	$123	$117	$384	$361

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

Public Offering of Common Stock by Certain Selling Stockholders
On June 12, 2012, the Company, certain stockholders of the Company who owned shares of our common stock prior to our initial public offering (the “selling stockholders”) and an underwriter entered into an Underwriting Agreement pursuant to which the selling stockholders offered and sold 11,538,112 shares of our common stock at $50.50 per share in an underwritten public offering. The public offering of the 11,538,112 shares closed on June 18, 2012. We did not receive proceeds from the sale of these shares, and we expensed approximately $0.5 million of costs associated with the offering during the thirty-nine weeks ended October 28, 2012. This amount is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Items Impacting Comparability
Thirty-nine weeks ended October 28, 2012
Items impacting comparability between the thirty-nine weeks ended October 28, 2012 and the thirty-nine weeks ended October 30, 2011 include the following:

•
Approximately $0.5 million, or $0.01 per share on a diluted basis, during the thirty-nine weeks ended October 28, 2012, in issuance costs incurred in conjunction with our public offering of common stock, which closed on June 18, 2012. As agreed upon by and among us and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions. We received no proceeds in connection with the public offering, and all fees and expenses incurred during the thirty-nine weeks ended October 28, 2012 were expensed and included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.

•
Approximately $1.1 million, or $0.02 per share on a diluted basis, for the thirty-nine weeks ended October 30, 2011, in issuance costs incurred in conjunction with our public offering of common stock, which closed on May 3, 2011. As agreed upon by and among us and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions. We received no proceeds in connection with the public offering, and all fees and expenses incurred during the thirty-nine weeks ended October 30, 2011 were expensed and included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.

•
We resolved two legal matters during the thirty-nine weeks ended October 28, 2012. The net amount of the settlement payments made and received related to these matters is included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income and totaled approximately $0.4 million, or $0.01 per share on a diluted basis. Legal fees and related expenses in connection with these matters have been expensed as incurred during the thirty-nine weeks ended October 28, 2012.

Period to Period Comparisons

Thirteen Weeks Ended October 28, 2012 Compared to the Thirteen Weeks Ended October 30, 2011

Sales

Sales increased 22.1%, or $58.2 million, to $321.5 million for the thirteen weeks ended October 28, 2012, resulting from a $14.0 million increase in comparable store sales and a $44.2 million increase in non-comparable store sales. There were 104 comparable stores and 23 non-comparable stores open at October 28, 2012.

Comparable store sales increased 5.6% for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011, driven by a 3.3% increase in the number of transactions and a 2.3% increase in the average transaction size at our comparable stores. Average customer transaction size for comparable stores increased to $30.66 for the thirteen weeks ended October 28, 2012, compared to $29.99 for the thirteen weeks ended October 30, 2011.

Gross Profit

Gross profit increased 26.3%, or $22.2 million, to $106.4 million for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011. The amount of the increase in gross profit attributable to increased sales was $18.6 million and the amount attributable to increased gross margin rate was $3.6 million. Gross margin rate increased 110 basis points to 33.1% for the thirteen weeks ended October 28, 2012, from 32.0% for the thirteen weeks ended October 30, 2011. The increase in our gross margin rate was attributable to an increase in merchandise margin rate, primarily as a result of improved supply chain expense and a reduction in merchandise shrink expense. We also had an improvement in occupancy costs as a percentage of sales as we incurred less deferred rent expense for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011. For the thirteen weeks ended October 28, 2012, estimated LIFO expense was approximately $0.5 million lower, which contributed to the improved gross margin for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 27.1%, or $16.3 million, to $76.6 million for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011. As a percentage of sales, selling, general and administrative expenses increased by 90 basis points to 23.8% for the thirteen weeks ended October 28, 2012, compared to 22.9% for the thirteen weeks ended October 30, 2011. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended October 28, 2012, store-level compensation expenses increased $10.4 million, other store operating expenses, which includes pre-opening store expenses, increased $3.2 million and corporate administrative expenses increased $2.7 million, compared to the thirteen weeks ended October 30, 2011.

The increase in the selling, general and administrative expense as a percentage of sales was primarily attributable to increased store-level compensation and pre-opening expenses, as a result of six new store openings for the thirteen weeks ended October 28, 2012, compared to one new store opening for the thirteen weeks ended October 30, 2011. The increase in new store openings added 60 basis points of selling, general and administrative expense as a percentage of sales for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011. The increase was also partially attributable to higher corporate expenses, driven by approximately $0.8 million of incremental expenses mostly attributable to our share-based compensation programs and by our investment in personnel and expenses associated with their hiring to support our growth. These additional expenses increased selling, general and administrative expenses as a percentage of sales by approximately 30 basis points for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011.

Income from Operations

Income from operations increased 23.3%, or $3.4 million, to $17.9 million for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011. Income from operations as a percentage of sales for the thirteen weeks ended October 28, 2012 increased 10 basis points to 5.6% from 5.5% for the thirteen weeks ended October 30, 2011, which included approximately a 20 basis point decrease in income from operations due to incremental costs primarily related to share-based compensation programs. Depreciation increased 26.2%, or $2.4 million, to $11.7 million for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011, principally due to store unit growth.

Interest Expense

Interest expense increased 9.4% to $0.5 million for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011.

Income Tax Expense

Income taxes for the thirteen weeks ended October 28, 2012 resulted in an effective tax rate of approximately 37.3%, compared to approximately 34.8% for the thirteen weeks ended October 30, 2011. The increase in the effective tax rate was primarily the result of a refinement to our initial charitable food contribution estimate for fiscal year 2011, which resulted in a reduction of the income tax expense for the thirteen weeks ended October 30, 2011.

Net Income

As a result of the foregoing, net income increased 19.0%, or $1.7 million, to $10.9 million for the thirteen weeks ended October 28, 2012, compared to the thirteen weeks ended October 30, 2011. Net income as a percentage of sales for the thirteen weeks ended October 28, 2012 decreased to 3.4% from 3.5% for the thirteen weeks ended October 30, 2011.

Thirty-Nine Weeks Ended October 28, 2012 Compared to the Thirty-Nine Weeks Ended October 30, 2011

Sales

Sales increased 21.8%, or $172.0 million, to $959.3 million for the thirty-nine weeks ended October 28, 2012, which resulted from a $55.5 million increase in comparable store sales and a $116.5 million increase in non-comparable store sales. There were 104 comparable stores and 23 non-comparable stores open at October 28, 2012.

Comparable store sales increased 7.3% for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011, due to a 4.8% increase in the number of transactions and a 2.5% increase in the average transaction size at our comparable stores. Average customer transaction size for comparable stores increased to $30.98 for the thirty-nine weeks ended October 28, 2012, compared to $30.26 for the thirty-nine weeks ended October 30, 2011.

Gross Profit

Gross profit increased 25.9%, or $67.1 million, to $325.8 million for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011. The amount of the increase in gross profit attributable to increased sales was $56.6 million and the amount of the increase in gross profit attributable to increased gross margin rate was $10.5 million. Gross margin rate increased 110 basis points to 34.0% for the thirty-nine weeks ended October 28, 2012, from 32.9% for the thirty-nine weeks ended October 30, 2011. The increase in our gross margin rate was mostly attributable to increased merchandise margin, primarily as a result of improved supply chain expense as well as an improvement in occupancy costs as a percentage of sales, offset by an increase in supplies expense as a percentage of sales. For the thirty-nine weeks ended October 28, 2012, estimated LIFO expense showed a favorable improvement of $0.5 million, compared to the thirty-nine weeks ended October 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 24.1%, or $43.0 million, to $221.1 million for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011. As a percentage of sales, selling, general and administrative expenses for the thirty-nine weeks ended October 28, 2012 increased by 40 basis points to 23.0% from 22.6% for the thirty-nine weeks ended October 30, 2011. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirty-nine weeks ended October 28, 2012, store-level compensation expenses increased $27.7 million, other store operating expenses, which includes pre-opening store expenses, increased $7.5 million and corporate administrative expenses increased $8.4 million, compared to the thirty-nine weeks ended October 30, 2011.

The increase in selling, general and administrative expenses as a percentage of sales was attributable to higher corporate expenses, due to approximately $2.1 million of incremental expenses mostly ascribed to our share-based compensation programs, as well as $0.4 million related to legal settlements. The effect of these costs adversely impacted selling, general and administrative expenses as a percentage of sales by approximately 20 basis points during the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011. Higher store pre-opening and store-level compensation expenses also contributed to the increase in selling, general and administrative expenses as a percentage of sales, which was partially offset by a year-over-year decrease in issuance costs incurred in connection with our public offerings of common stock.

Income from Operations

Income from operations increased 31.8%, or $17.1 million, to $70.7 million for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011. Income from operations as a percentage of sales for the thirty-nine weeks ended October 28, 2012 increased 60 basis points to 7.4% from 6.8% for the thirty-nine weeks ended October 30, 2011. The increase in operating margin for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011, was due to the growth in gross margin rate ,which was partially offset by an increase in selling, general and administrative expenses. Depreciation expense increased 24.3% or $6.5 million, to $33.2 million for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011, which was principally attributable to store unit growth over that time.

Interest Expense

Interest expense decreased 23.5%, or $0.3 million, to $1.1 million for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011, primarily due to reduced weighted-average borrowings under our revolving credit facility.

Income Tax Expense

Income taxes for the thirty-nine weeks ended October 28, 2012 resulted in an effective tax rate of approximately 37.5%, compared to approximately 36.5% for the thirty-nine weeks ended October 30, 2011.

Net Income

As a result of the foregoing, net income increased 31.2%, or $10.4 million, to $43.5 million for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011. Net income as a percentage of sales for the thirty-nine weeks ended October 28, 2012 increased to 4.5% from 4.2% for the thirty-nine weeks ended October 30, 2011.

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

At October 28, 2012, we had $15.3 million in cash and cash equivalents and $116.6 million in borrowing availability under our revolving credit facility.

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

A summary of our operating, investing and financing activities is shown in the following table:

	For the Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
Net cash provided by operating activities	$76,406	$70,383
Net cash used in investing activities	(56,056)	(61,675)
Net cash used in financing activities	(15,713)	(6,879)
Net increase in cash and cash equivalents	$4,637	$1,829

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, realized loss on disposal of property and equipment, share-based compensation, changes in deferred taxes, and the effect of working capital changes.

	For the Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
Net income	$43,488	$33,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,330	26,834
Loss on disposal of property and equipment	129	169
Share-based compensation	3,218	1,643
Excess tax benefits from share-based compensation	(288)	—
Deferred income taxes	(4,248)	5,387
Change in working capital	777	3,213
Net cash provided by operating activities	$76,406	$70,383

Net cash provided by operating activities increased 8.6%, or $6.0 million, to $76.4 million for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011. The increase in net cash provided by operating activities was primarily due to an increase in net income adjusted for non-cash items.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
Purchases of property and equipment	$(62,752)	$(61,835)
Proceeds from sale of property and equipment	6,696	160
Net cash used in investing activities	$(56,056)	$(61,675)

Capital expenditures increased 1.5%, or $0.9 million, to $62.8 million for the thirty-nine weeks ended October 28, 2012, compared to the thirty-nine weeks ended October 30, 2011. The increase in capital expenditures for the thirty-nine weeks ended October 28, 2012 was primarily due to an increase in new store construction compared to the thirty-nine weeks ended October 30, 2011. In April 2012, we received proceeds of $6.6 million from a land and building sale-leaseback transaction.

We plan to spend approximately $90.0 million to $100.0 million on capital expenditures during fiscal 2012, primarily related to real estate investments.

We plan to open 16 new stores during fiscal 2012, 14 of which were open as of October 28, 2012.

Financing Activities

Cash used in financing activities consists principally of borrowings and payments under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock.

	For the Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
Borrowings on revolving credit note	$341,668	$349,331
Payments made on revolving credit note	(358,768)	(355,181)
Debt issuance costs	—	(1,056)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	136	27
Excess tax benefits from share-based compensation	288	—
Proceeds from exercise of share-based compensation awards	963	—
Net cash used in financing activities	$(15,713)	$(6,879)

Net cash used in financing activities during the thirty-nine weeks ended October 28, 2012 increased $8.8 million to $15.7 million mostly due to a net paydown of our debt compared to the thirty-nine weeks ended October 30, 2011. We reduced the debt balance by $17.1 million or 26.7% for the thirty-nine weeks ended October 28, 2012, compared to a net paydown of $5.9 million during the thirty-nine weeks ended October 30, 2011.

As of February 22, 2011, we terminated our existing Credit Facility (the "2007 Credit Facility") and entered into the 2011 Credit Facility. At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility, which is included in both borrowings and payments on the revolving credit note during the thirty-nine weeks ended October 30, 2011. We incurred approximately $1.1 million in debt issuance costs in connection with the 2011 Credit Facility.

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

At our option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or

(iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of October 28, 2012, the commitment fee calculated on unused portions of the credit facility ranges from 0.30% to 0.45% per annum.

In November 2012, we amended the commitment fee calculated on the unused portions of the 2011 Credit Facility. As amended, the commitment fee ranges from 0.20% to 0.35% per annum.

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

We were in compliance with all debt covenants under our revolving credit facility as of October 28, 2012.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at October 28, 2012 consist of outstanding letters of credit discussed in Note 2 to the consolidated financial statements, "Long-Term Debt," and operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our contractual obligations primarily consist of operating lease obligations and long-term debt obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the thirty-nine weeks ended October 28, 2012. For a more comprehensive discussion of our contractual obligations see Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II Item 7, of our Annual Report on Form 10-K, as amended by our Form 10-K/A, for the year ended January 29, 2012.

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

Inflation

While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen and thirty-nine weeks ended October 28, 2012. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

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

Item 1A – Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report in our Form 10-K, as amended by our Form 10-K/A, for the year ended January 29, 2012.

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
Exhibit 101
The following financial information from the Company’s Quarterly Report of Form 10-Q, for the period ended October 28, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 6, 2012	THE FRESH MARKET, INC.

	By:	/s/ Lisa K. Klinger
Lisa K. Klinger
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)