Form 10-K
period 2013-01-27
Fresh Market, Inc.
filed 2013-03-27
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-34940

THE FRESH MARKET, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1311233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Green Valley Road, Suite 500
Greensboro, North Carolina 27408
(Address of principal executive offices)

(336) 272-1338
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No ☒

Aggregate market value of the registrant's common stock held by non-affiliates as of July 27, 2012, based upon the closing sales price of common stock on such date reported on the NASDAQ Global Select Market, was approximately $2,736,000,000.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 18, 2013 was 48,210,761 shares.

Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Stockholders to be held June 4, 2013 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

  Forward Looking Statements

This Form 10-K and our 2012 Annual Report contain forward-looking statements in addition to historical information. The forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These “forward looking statements” may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

Our forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Actual results may differ materially from these expectations due to unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including the outcome of negotiations surrounding U.S. fiscal policy, which, even if resolved, may be adverse due to tax increases and spending cuts, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy and fuel cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business, and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

Any forward-looking statement made by us in this Form 10-K speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission, on our website, or otherwise.

The Fresh Market, Inc.

2012 Annual Report on Form 10-K
For Fiscal Year Ended January 27, 2013

Part I

Item 1. Business.

General

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 27, 2013, we operated 129 stores in 25 states, in the Southeast, Midwest, Mid-Atlantic, Northeast, and West regions of the United States.

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

History

The Fresh Market opened its first store in Greensboro, North Carolina in 1982. In the late 1980s and early 1990s, the company expanded its presence outside of North Carolina, entering Tennessee, Georgia and South Carolina. In 1996, the company entered Florida, where as of January 27, 2013 we have 31 stores, making Florida our largest market. In 2005, we entered the Midwest, opening stores in Ohio, Indiana and Illinois. In 2009, we entered the Northeast, opening a store in Connecticut, with subsequent store openings in Massachusetts, New York, and New Jersey. In 2012, we entered into four new states: Kansas, Oklahoma, New Hampshire, and California.

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

Competitive Strengths

We attribute our success in large part to the following competitive strengths:

Outstanding food quality, store environment and customer service. We are dedicated to delivering a superior shopping experience that exceeds our customers’ expectations by offering fresh, premium products and providing a high level of customer service. Our high-quality food offerings are the result of our careful selection of distinct products based on a range of attributes such as taste, color, size, grade, marbling, growing conditions, origins and freshness. Additionally, our stores are designed to delight our customers’ senses with an aesthetically pleasing environment. Elements of this environment include colorful product presentations, ceramic tiled floors, darkened ceilings, accent lighting, classical music and various aromas including flowers, coffee and freshly baked goods. Additionally, we strive to engender employee pride and enthusiasm, reflecting our belief that a motivated, knowledgeable staff and a service-oriented, engaging shopping experience foster a strong relationship with our customers, generate favorable word-of-mouth publicity and drive sales.

Business well positioned for changing industry trends. We believe that our company is well positioned to capitalize on evolving consumer preferences and other trends currently shaping the food retail industry. These trends include:

•a growing emphasis on the customer shopping experience;

•	an increasing consumer focus on healthy eating choices and fresh, quality offerings, including regionally and locally sourced products;

•	an improving perception of private-label product quality; and

•
an increase in the average age of the U.S. population, driven by an aging Baby Boomer population which, we believe, tends to make a greater number of shopping trips and higher food at home spending per household than younger age groups.

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

Experienced management team with proven track record. Our executive management team has extensive experience across a broad range of industries and employs an analytical, data-driven approach to decision-making that is designed to encourage innovation and stimulate continuous improvement throughout the organization. Our executive management team has an average of fourteen years of experience in the retail industry and an average of eight years with our company, and is complemented by merchandising and operations management with an average of over thirty years of food retail experience and an average of thirteen years with our company.

While we have set forth our competitive strengths above, food retail is a large and competitive industry and our business involves numerous risks and uncertainties. These risks include the possibility that our competitors may be more successful than us in attracting customers. Some of these competitors have been in business longer or may have greater financial resources than us, which may give them a competitive advantage in sourcing, promoting and selling products. In addition, achieving our store growth and margin improvement objectives will be subject to a number of important challenges. For a more complete description of these challenges and the other risks associated with an investment in our common stock, see “Risk Factors.”

Growth Strategy

Expand our store base. We intend to continue to expand our store base and penetrate new markets. We view expansion as a core competency and have nearly tripled our store count since 2004 and nearly quadrupled our store count since 2002. Our disciplined approach to expansion relies upon a structured and rigorous process for market analysis and real estate selection that we believe maximizes the prospects for successful new store openings. We opened 16 new stores in fiscal year 2012. Based upon our operating experience and market research, we believe that the U.S. market can support at least 500 The Fresh Market stores operating under our current format. Our historical growth is summarized below:

	Year Ended January 27	Year Ended January 29	One Month Ended January 30	Year Ended December 31
	2013	2012	2011	2010	2009
Stores at beginning of fiscal year	113	100	100	92	86
Stores opened	16	13	—	8	7
Store closures	—	—	—	—	(1)
Stores at end of fiscal year	129	113	100	100	92
Relocations and remodels	1	4	—	1	2
Total gross square footage	2,714,000	2,383,000	2,129,000	2,129,000	1,955,000
Year-over-year change	14%	12%	—%	9%	8%

Our new store operating model, which is based on our historical performance, assumes a target store size of approximately 17,000 to 22,000 gross square feet and assumes we achieve first year sales of $8 million to $12 million. Our target net investment to open a new store varies based on the approach we take to developing the applicable new store site. For example, we may enter into a “build-to-suit” lease, in which the owner develops a store site to our specifications prior to us occupying the premises. For build-to-suit stores, depending on site characteristics and other factors, our target net investment is approximately $3.0 million to $4.0 million per store, including build-out costs and initial inventory, net of payables. Alternatively, we may enter into a lease “as-is” for existing structures, in which we take the premises in its current state and develop it. For opening stores in “as-is” existing structures, depending on the age of the building, our target net investment is approximately $3.5 million to $5.0 million per store, although some transaction structures or specific properties may be substantially higher. Occasionally, we enter into a lease for, or acquire, land and then build the entire structure. In this case, depending on the site work and scope of the project, the net investment excluding cost of land is typically $5.5 million to $6.5 million, although some transaction structures or specific properties may be substantially higher. Also, we may incur lease inducement costs or similar prepayments in connection with acquiring or entering into new leases. These lease inducement costs and similar prepayments are not included as part of our net investment costs and are amortized to rent expense over the primary lease term.

Our operating model targets a cash flow contribution of greater than 10% of sales in the first year of operations, increasing to the low-to mid-teens by the fifth year of operation. In addition, our investment criteria and internal rate of return thresholds remain consistent across store site types. We target a payback period of less than four years.

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

Increase our operating margins. We intend to continue to increase our operating margins through scale efficiencies, improved systems, continued cost discipline and enhancements to our merchandise offerings. Our anticipated store growth will permit us to benefit from economies of scale in sourcing products and will allow us to leverage our existing infrastructure, corporate overhead and fixed costs to reduce labor and supply chain management costs as a percentage of sales. In addition to our continued expansion, as we refine and improve our various ordering, tracking and product allocation systems, we expect to benefit from additional margin improvement opportunities by increasing sales and reducing inventory shrinkage. We also believe that we can make profitable enhancements to our merchandise offerings by, for example, increasing our selection of local and regional products. Finally, we have initiated new pricing and promotional efforts that we believe will over time, improve our margins.

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

Key trends that we believe shape our market include:

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

•
Aging customer demographic: According to the U.S. Census Bureau, by 2030, nearly one in five U.S. residents will be 65 or older, driven by an aging Baby Boomer population which, we believe, tends to make a greater number of shopping trips and higher food at home spending per household than younger age groups.

Products and Stores

We offer fresh, carefully-selected, high-quality food products focused on perishable categories in a store format that has been successful in diverse geographic and demographic markets.

Products

We have a significant focus on perishable product categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Our non-perishable product categories consist of traditional grocery and dairy products as well as bulk, coffee and candy, beer and wine, and health and beauty. We emphasize fresh items that are distinct and of premium quality as compared to our conventional competitors. The following is a breakdown of our perishable and non-perishable sales mix:

	Year Ended		One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011	December 31, 2010	December 31, 2009
Perishable	65.8%	66.4%	65.9%	66.5%	66.8%
Non-perishable	34.2%	33.6%	34.1%	33.5%	33.2%

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

•
Bakery. We utilize a combination of in-store and third-party bakeries to produce our baked goods. The presence of daily in-store baking enhances the customer’s shopping experience and reinforces the freshness and value provided in each store. The open layout of our bakery contributes to our aesthetically-pleasing store environment by, for example, allowing our customers to see and smell warm cookies as they come out of the oven and watch birthday cakes being decorated.

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

We believe our ability to identify, source, merchandise and market differentiated products is critical to our success. We carefully select new products based on a variety of attributes including taste, color, size, grade, marbling, growing conditions, origins and freshness. Our centralized merchandising team rigorously rotates, updates and re-evaluates our existing merchandise offerings and regularly tests new products in our stores to excite our customers and to better understand customer preferences. Although our typical store carries approximately 9,000 to 10,000 SKUs at any one time, our stores carry many more SKUs over the course of a year. This allows us to maintain a consistent flow of new and seasonal products in our stores and keep our product assortment fresh and relevant.

Pricing Strategy

By maintaining our commitment to providing premium products at reasonable prices, we believe we are able to communicate to our customers a sense of value and foster a relationship of trust, which in turn generates customer loyalty. We attract customers to our stores based on the quality of our products and a differentiated shopping experience.

Our pricing decisions are driven by the limited direct overlap between our product offerings and the products offered by most conventional supermarkets. Where our products are directly comparable to those offered by our competitors, such as grocery and dairy staples, beer and wine, we aim to price them competitively, and where our products are recognizably distinct from those offered by our competitors, such as our produce, meat and seafood, we aim to price them commensurate with the quality of our products. Examples of such products include our Fuji apples, because of their size, color and lack of bruising, and our ground beef, which is ground fresh in our stores every day and contrasts with that carried by many conventional supermarkets, who typically rely upon mechanically separated beef processed at a central processing facility and available for sale many days after the product was ground.

Stores

Our stores are organized around distinct departments with engaging merchandise displays that reinforce our emphasis on freshness and service. In addition, our stores are decorated and designed to evoke a “neighborhood grocer” feel, and in some cases are customized to local and regional tastes. The careful design of our stores creates a warm, inviting atmosphere that evokes a simple elegance, with colorful product presentations, ceramic tiled floors, darkened ceilings, accent lighting and classical music. The aroma of flowers, coffee and freshly baked goods permeates the stores and other amenities, such as free coffee daily and cut-to-order meats, enhance the shopping experience for our customers. The Fresh Market store atmosphere is meant to encourage the customer to slow down, interact with employees and have an enjoyable shopping experience.

Each of our stores uses standardized product display fixtures with flexible arrangement and design options that enable us to accommodate each store’s distinct shape, size, and layout. Each of our discrete departments, such as deli, bakery, seafood and meat, has several well-developed merchandising and display alternatives to optimize the available space. We position our full-service departments adjacent to each other to provide a “market feel” and foster interaction between employees and customers. As a result, although departments are systematically arranged, they appear customized to local tastes. This further reinforces our ability to successfully replicate our customers’ shopping experience and retain the charm of a “neighborhood grocer.”

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

Sourcing and Distribution

We source our products from over 1,000 vendors and suppliers. Our in-house merchants source only those products that meet our high specifications for quality, and we maintain strict control over the products that are sold in our stores.

Our distribution strategy is to capitalize on the capabilities of best-in-class third-party logistics providers and, as such, we do not own warehouses, distribution facilities or transportation equipment, unlike most conventional supermarkets. We outsource substantially all of our logistics functions to third-party distributors and vendors.

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

Since 2007, Burris Logistics has been our primary logistics provider, and has managed inventory replenishment, warehouse operations and transportation for all of our stores. Burris Logistics warehoused and distributed products that accounted for approximately 58% of the merchandise we purchased during 2012. The term of our agreement with Burris Logistics extends into February 2016. We expect that Burris Logistics will have sufficient capacity to accommodate our anticipated growth through the medium term and that we have various alternatives, including Burris Logistics, available to us for long-term growth.

We also have certain direct to store vendors that distribute across all our stores, as well as individual, store-managed relationships with local vendors.

Marketing and Advertising

We believe that the distinct and superior food shopping experience we offer our customers, and our customers’ association of that shopping experience with The Fresh Market, are major drivers of our comparable store sales and enable us to spend less on advertising than our conventional competitors. We rely primarily on favorable word-of-mouth publicity to drive sales growth rather than traditional marketing activities, such as weekly newspaper circulars that are focused on price promotions. In 2012, our marketing expense was 0.3% of annual revenues, which we believe is significantly lower than that of most of our competitors. We spend most of our marketing budgets on in-store merchandising-related activities, including promotional signage and events such as classes, tours, cooking demonstrations, product samplings and other seasonal events. We use in-store signage to highlight new products and any differentiated aspects of our products. We also distribute a weekly electronic newsletter named “Fresh Ideas” to share new products, seasonal produce, recipes and weekly specials with our customers.

In addition, our website enables customers to learn more about us and read about food-related topics that may be of interest to them. The website also provides an opportunity for customers to request a newsletter, offer feedback and place catering and holiday meal orders online.  We re-evaluate our marketing strategy regularly in an effort to identify the most effective means of attracting and retaining customers.

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

Insurance

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, product liability, director and officers’ liability, employee health care benefits, and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Employees

 As of January 27, 2013, we employed approximately 10,000 people, consisting of approximately 6,250 full-time employees and approximately 3,750 part-time employees, none of whom are subject to a collective bargaining agreement. We believe our employee relations are satisfactory.

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

Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports, are available on our website at www.thefreshmarket.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

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

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of this strategy depends upon, among other things:

•	the identification of suitable sites for store locations including sites in new markets throughout the United States;

•	the negotiation of acceptable lease terms;

•	the ability to continue to attract customers to our stores largely through favorable word-of-mouth publicity, rather than through conventional advertising;

•	the hiring, training and retention of skilled store personnel;

•	the identification and relocation of experienced store management personnel;

•	the effective management of inventory to meet the needs of our stores on a timely basis;

•	the availability of sufficient levels of cash flow or necessary financing to support our expansion; and

•	the ability to successfully address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

We, or our third party vendors, may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. We do not participate in many of the traditional marketing activities of conventional food retailers, but instead rely primarily on favorable word-of-mouth publicity to drive sales. We cannot assure you that we will continue to grow through new store openings or through favorable word-of-mouth publicity in the future. Although we believe, based upon our experience and market research, that the U.S. market can support at least 500 The Fresh Market stores operating under our current format, we anticipate that it will take years to grow our store count to that number. We cannot assure you that we will grow our store count to at least 500 stores. Additionally, our continued expansion into geographic areas in which we currently do not operate, will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets. If we experience a decline in performance, we may slow or discontinue store openings, or we may decide to close stores that we are unable to operate in a profitable manner. In the past fifteen years, we have closed two stores before the expiration of their primary lease terms. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

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
We cannot assure you that our new store openings will be successful or result in greater sales and profitability for the company. New stores build their sales volume and their customer base over time and, as a result, generally have lower gross margin rates and higher operating expenses, as a percentage of sales, than our more mature stores. There may be a negative impact on our results from a lower contribution of new stores, along with the impact of related pre-opening and applicable store management relocation costs. In addition, our comparative results from one fiscal period to another may be impacted by the relative timing of new store openings within those fiscal periods. Any failure to successfully open and operate new stores in the time frames and at the costs estimated by us could result in a decline of the price of our common stock.

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

We have a significant focus on perishable products. Sales of perishable products accounted for approximately two-thirds of our total sales in 2012. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. We have implemented certain systems to ensure our ordering is in line with demand. We cannot assure you, however, that our ordering system will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, we could suffer inventory losses, which would negatively impact our operating results. Furthermore, we could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences.

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

As of January 27, 2013, we operate 31 stores in Florida, making Florida our largest market and representing 24% of our total stores. We also have store concentration in North Carolina and Georgia, operating 15 stores and 12 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics and population.

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

Risks associated with insurance plan claims and actuarial estimates could increase future expenses.

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

Health care reform could adversely affect our business.

Our expenses relating to employee health benefits are significant. In March 2010, the United States government enacted health care reform legislation that will make significant changes to the health care payment and delivery system. The health care reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The legislation includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and the level of health benefits that will be required and the amount of payment health care providers will receive. The legislation's implementation effective dates extend through 2020. Many of the changes require additional guidance from government agencies or federal regulations. Therefore, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results.
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

We currently rely upon independent third-party service providers for all product shipments to our stores. In particular, we rely on one third-party service provider, Burris Logistics, to provide key services related to inventory management, warehousing and transportation, and, as a result, much of our product is stored at warehouses maintained by Burris Logistics. See “Business—Sourcing and Distribution.” Products sourced and distributed through Burris Logistics accounted for approximately 58% of the merchandise we purchased during 2012, and, therefore, our relationship with Burris Logistics is important to us.

Although we have not experienced difficulty in our inventory management, warehousing and transportation to date with Burris Logistics, interruptions could occur in the future. Further, although we expect that Burris Logistics, and our other key vendors, will have sufficient capacity to accommodate our anticipated growth, they may not have the resources to do so. Any significant disruptions in our relationship with Burris Logistics to service our stores, or our relationships with our other key vendors, including due to their inability to accommodate our growth, would make it difficult for us to continue to operate our existing business or pursue our growth plans until we execute replacement agreements or develop and implement self-distribution processes. While we believe that other third-party service providers could provide similar services on reasonable terms, they are limited in number and we cannot assure you that we would be able to find a replacement distributor on a timely basis or that such distributor would be able to fulfill our demands on commercially reasonable terms, which could have a material adverse effect on our results of operations and financial condition.

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

A key component of our success is the experience of our key employees, including our President and Chief Executive Officer, Craig Carlock, our Executive Vice President, Chief Operating Officer, and Interim Chief Financial Officer, Sean Crane, and our Senior Vice President—Merchandising and Marketing, Marc Jones. These employees have extensive experience in our industry and are familiar with our business, systems and processes. The loss of services of one or more of our key employees could impair our ability to manage our business effectively. We do not maintain key person insurance on any employee.

In addition to these key employees, we have other employees in positions, including those employees responsible for our merchandising, operations, information technology, and real estate departments that, if vacant, could cause a temporary disruption in our business until such positions are filled.

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

Our stock price has been volatile, and if our stock price declines, you could lose a significant part of your investment.

The market price of our stock may be influenced by many factors and events, some of which are beyond our control, including those described herein and the following:

•	the failure of securities analysts to cover or continue to cover our common stock;

•	changes in financial estimates by securities analysts;

•	the inability to meet market expectations or the financial estimates of analysts who follow our common stock;

•	the failure to meet, or delay in meeting, our growth targets;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments and other publicity regarding us or our competitors;

•	variations in our quarterly sales and operating results and those of our competitors;

•	general economic and stock market conditions including broad price fluctuations or the sales of substantial amounts of common stock in the public market or the perception that such sales could occur;

•	risks related to our business and our industry, including those discussed above;

•	changes in conditions or trends in our industry, markets or customers;

•	terrorist acts;

•	future sales of our common stock or other securities;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives; and

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market, including shares that might be offered for sale by the Berry family, our founding stockholders. The sales, or the perception that these sales might occur, could depress the market price. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. Our management concluded that its internal control over financial reporting was effective as of January 27, 2013. See “Item 9A. Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting.”

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

We have entered into a tax indemnification agreements with certain stockholders and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the initial public offering.

Prior to November 2010, we were treated as an S-corporation. In the event of an adjustment to our reported taxable income for a period or periods prior to termination of our S-corporation status, our stockholders at that time could be liable for additional income taxes for those prior periods. Pursuant to a tax indemnification agreement into which we entered with certain stockholders, we agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of our taxable income, in each case for any period during which we were an S-corporation, we will make a payment to each stockholder on a pro rata basis in an amount sufficient so that the stockholder with the highest incremental estimated tax liability (calculated as if the stockholder would be taxable on its allocable share of our taxable income at the highest applicable Federal, state and local tax rates and taking into account all amounts we previously distributed in respect of taxes for the relevant period) receives a payment equal to its incremental tax liability. Depending on the respective tax rates of such stockholders, the aggregate amount that we would be required to pay to the stockholders may be greater than the total amount of additional income taxes assessed. We also agreed to indemnify the stockholders for any interest, penalties, losses, costs or expenses (including reasonable attorneys’ fees) arising out of any claim under the agreement.

The Berry family continues to have significant control over us and maintains the ability to influence the election of directors and other matters submitted to stockholders for approval, which will limit your ability to influence corporate matters and may result in actions that you do not believe to be in our interests or your interests.

As of January 27, 2013, the Berry family beneficially owns, in the aggregate, approximately 16% of our outstanding common stock. As a result, the Berry family will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and any other significant transaction.

This concentrated influence will limit your ability to influence corporate matters, and the interests of the Berry family may not coincide with our interests or your interests. As a result, we may take actions that you do not believe to be in our interests or your interests and that could depress our stock price.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Our corporate headquarters are located in Greensboro, North Carolina and, as of January 27, 2013, we operated 129 stores in 25 states. In fiscal 2011 we increased our store base by 13 stores and in fiscal 2012 we increased our store base by 16 stores. The following store list shows the number of stores operated in each state as of January 27, 2013:

	Total Number of		Total Number of
State	Stores	State	Stores
Alabama	5	Mississippi	1
Arkansas	2	New Hampshire	1
California	1	New York	2
Connecticut	2	New Jersey	1
Florida	31	North Carolina	15
Georgia	12	Ohio	6
Illinois	7	Oklahoma	1
Indiana	4	Pennsylvania	3
Kansas	1	South Carolina	5
Kentucky	3	Tennessee	7
Louisiana	4	Virginia	8
Maryland	4	Wisconsin	2
Massachusetts	1
		Total	129

We currently lease most of our properties for our 129 stores as well as our corporate headquarters and own one store location. Our typical lease has a primary term of ten or fifteen years, with multiple options to renew that extend the term of our control. We do not believe that any individual store property is material to our financial condition or results of operation. Of the leases for our stores, two expire in fiscal 2013, five expire in fiscal 2014 and the balance expire at varying terms thereafter. We control options to renew and extend the terms of one of the store leases scheduled to expire in fiscal 2013, and are actively negotiating extended terms for the other lease to expire in fiscal 2013. We control options to renew and extend the terms of each of the store leases scheduled to expire in fiscal 2014. As of January 27, 2013, we have executed 30 leases for planned new store openings through 2013 and beyond.

In addition to new store openings, we occasionally remodel and relocate existing stores to improve operating performance. Despite the relative youth of our store base, we continuously consider whether any of our stores needs to be remodeled or relocated. We generally relocate stores to improve site characteristics or if customer demographics in the area have changed. We plan to remodel three to five stores in 2013.

Item 3.      Legal Proceedings.

In the ordinary course of our business, we are subject to lawsuits, investigations and claims, including, but not limited to, intellectual property disputes, contractual disputes, premises claims and employment, environmental, health, product liability and safety matters. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations, except for the proceedings described in the immediately succeeding paragraph, which could have a material adverse effect on us.

We are currently party to two lawsuits that were filed against us and other parties in South Carolina in connection with certain outdoor candle products that were sold at certain of our stores and are alleged to have caused personal injury. The lawsuits seek damages from us, as well as from one or more manufacturers of these products and the packager of these products. We believe that we have defenses against these claims and we will vigorously defend ourselves and pursue recovery from insurers and other third parties. We maintain insurance policies (subject to customary deductibles) for our defense costs and any liability resulting from these lawsuits, but one of our umbrella carriers that sits above its primary general liability insurer has reserved its rights as to coverage. The manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy. Because these lawsuits are at an early stage, and because of the uncertain status of the liability of third parties and of the potential recovery from third parties, we are unable to predict the outcome of these lawsuits or to estimate the amount of damages, if any, that may be awarded. If we are ultimately found liable in these lawsuits and if insurance is not available, liability resulting from these lawsuits could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The Nasdaq Global Select Market under the symbol "TFM" since November 5, 2010, subsequent to our initial public offering. Prior to that date, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market for each quarter during the fiscal years ended January 27, 2013 and January 29, 2012:

	High	Low
Fiscal year ended January 27, 2013
January 30, 2012 to April 29, 2012	$54.57	$42.47
April 30, 2012 to July 29, 2012	59.10	46.56
July 30, 2012 to October 28, 2012	65.69	55.16
October 29, 2012 to January 27, 2013	62.48	44.65
Fiscal year ended January 29, 2012
January 31, 2011 to May 1, 2011	$46.85	$35.62
May 2, 2011 to July 31, 2011	42.02	31.34
August 1, 2011 to October 30, 2011	42.86	30.86
October 31, 2011 to January 29, 2012	46.92	33.82

As of January 27, 2013, we had approximately 40 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker ‘‘street names.’’

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between November 5, 2010 (the date our stock began trading on the Nasdaq Global Select Market) and January 27, 2013, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) S&P Food Retail Index, over the same period. This graph assumes the investment of $100 on November 5, 2010 in our common stock at the closing price of $32.11 on such date, rather than the initial public offering price of $22.00 per share, the Nasdaq Composite Index and the S&P Food Retail Index and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based on historical data. We caution that the stock price performance showing in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market website, a source believed to be reliable, but we are not responsible for any errors or omissions in such information. Please also note that, due to the fact the graph begins in November and includes a transition period resulting from a change in fiscal year-end, the horizontal segments of the graph do not represent equal time intervals.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among The Fresh Market, Inc., the Nasdaq Composite Index,
and the S&P Food Retail Index
$160
$140
$120
$100
$80
$60
11/5/10
12/31/10
1/30/11
1/29/12
1/27/13
The Fresh Market, Inc.
Nasdaq Composite Index
S&P Food Retail Index

Item 6. Selected Financial Data.

The following tables set forth our selected historical financial and other data, as well as certain pro forma information that reflects the income tax effect of our conversion from an S-corporation to a C-corporation in 2010.

The historical consolidated balance sheets data as of January 27, 2013 and January 29, 2012, and the historical consolidated statements of income data for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, have been derived from our audited consolidated financial statements, which are included in "Item 15. Exhibits and Financial Statement Schedules" of this Form 10-K. The historical consolidated balance sheets data as of January 30, 2011, December 31, 2010, December 31, 2009, and December 31, 2008 and our historical consolidated statements of income for the years ended December 31, 2009 and December 31, 2008 have been derived from our audited consolidated financial statements, which are in our previously filed Annual Reports on Form 10-K. Our consolidated financial statements as of and for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the years ended December 31, 2010 and 2009, were audited by Ernst & Young LLP, independent registered public accounting firm, and our consolidated financial statements as of and for the year ended December 31, 2008 were audited by Grant Thornton LLP, independent registered public accounting firm.

You should read the selected historical financial and other data in conjunction with the information included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Item 15. Exhibits and Financial Statement Schedules" included elsewhere in this Form 10-K. Our historical results set forth below are not necessarily indicative of results to be expected for any future period.

	Year Ended (1)			One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011 (unaudited) (2)	January 30, 2011	December 31, 2010	December 31, 2009	December 31, 2008
	(dollars in thousands, except share and per share amounts)
Consolidated Statements of Income Data:
Sales	$1,329,131	$1,108,035	$980,403	$78,149	$974,213	$861,931	$797,805
Cost of goods sold	877,433	741,184	659,344	53,302	654,986	585,360	554,969
Gross profit	451,698	366,851	321,059	24,847	319,227	276,571	242,836
Selling, general and administrative expenses (3)	303,495	247,047	245,955	17,623	244,378	191,250	180,765
Store closure and exit costs	976	437	775	37	792	4,361	562
Depreciation	45,741	36,485	33,483	2,729	33,122	27,880	24,482
Income from operations	101,486	82,882	40,846	4,458	40,935	53,080	37,027
Other expenses (income):
Interest expense	1,498	1,858	2,209	87	2,374	3,806	5,267
Other income, net	—	(2)	(171)	(1)	(170)	(236)	(123)
Income before provision for income taxes	99,988	81,026	38,808	4,372	38,731	49,510	31,883
Recognition of net deferred tax liabilities upon C-corporation conversion (4)	—	—	19,125	—	19,125	—	—
Tax provision (benefit) (4)	35,855	29,631	(1,655)	1,712	(3,309)	308	326
Net income	$64,133	$51,395	$21,338	$2,660	$22,915	$49,202	$31,557
Net income per share
Basic and diluted	$1.33	$1.07	$0.44	$0.06	$0.48	$1.03	$0.66
Dividends declared per common share	$—	$—	$0.83	$—	$1.00	$0.42	$0.54
Shares used in computation of net income per share,
Basic	48,076,675	48,002,273	47,991,045	47,991,045	47,991,045	47,991,045	47,991,045
Diluted	48,294,299	48,137,519	48,014,349	48,095,459	48,059,882	47,991,045	47,991,045

	Year Ended (1)			One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011 (unaudited) (2)	January 30, 2011	December 31, 2010		December 31, 2009	December 31, 2008
	(dollars in thousands, except share and per share amounts)
Pro Forma Data (unaudited):
Income before provision for income taxes			$38,808		$38,731		$49,510	$31,883
Pro forma provision for income taxes (5)			15,172		15,113		19,299	12,489
Pro forma net income (5)			$23,636		$23,618		$30,211	$19,394
Pro forma net income per share (5)
Basic and diluted			$0.49		$0.49		$0.63	$0.40
Other Operating Data (unaudited):
Number of stores at end of period	129	113	100	100	100	92	92	86
Comparable store sales growth (6)	5.7%	5.4%	5.0%	1.4%	5.0%		(1.1)%	(1.5)%
Gross square footage at end of period (in thousands)	2,714	2,383	2,129	2,129	2,129		1,955	1,811
Average comparable store size (gross square feet) (7)	21,192	21,256	21,239	21,273	21,205		20,936	20,641
Comparable store sales per gross square foot during period (7)	$524	$501	$480	$—	$481		$472	$498
Balance Sheet Data (end of period):
Total assets	$385,369	$323,340	$258,857	$258,857	$258,002		$235,541	$233,550
Total long-term debt	$42,000	$64,000	$81,850	$81,850	$82,450		$98,200	$130,000
Total stockholders' equity	$197,859	$126,916	$72,077	$72,077	$69,212		$68,302	$37,905

(1)
On January 26, 2011, our Board of Directors approved a change in our fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which started January 31, 2011 and ended January 29, 2012.

(2)	For comparative purposes, we have presented the selected consolidated statements of income data for the unaudited fifty-two weeks ended January 30, 2011, which is not covered by the auditors’ report.

(3)
In November 2010, we recorded share-based compensation and related payroll tax expenses of $28.8 million or $17.6 million, net of tax, in connection with our initial public offering. This expense affected the consolidated statements of income for the unaudited fifty-two weeks ended January 30, 2011 and the year ended December 31, 2010.

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

(5)
Prior to November 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-

corporation status and converted to a C-corporation in November 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that will be reflected in our consolidated financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using blended statutory federal and state income tax rates of 39.1% for the unaudited fifty-two weeks ended January 30, 2011, and 39.0%, 39.0%, and 39.2% for the years ended December 31, 2010, 2009, and 2008, respectively. These tax rates reflect the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for each period.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with “Item 6. Selected Financial Data” and our audited consolidated financial statements and related notes which are included elsewhere in this Form 10-K. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A Risk Factors,” and included in other portions of this Form 10-K.

Overview

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 27, 2013, we operated 129 stores in 25 states, in the Southeast, Midwest, Mid-Atlantic, Northeast and West regions of the United States.

We believe several key differentiating elements of our business have enabled us to execute our strategy consistently and profitably across our expanding store base. We believe that our differentiated shopping experience has helped us to expand our business primarily through favorable word-of-mouth publicity. Within our smaller-box format, we focus on higher-margin food categories and strive to deliver a more personal level of service and a more enjoyable shopping experience. Further, our smaller-box format is adaptable to different retail sites and configurations and has facilitated our successful growth. Additionally, we believe our disciplined, comprehensive approach to planning and merchandising and the support we provide our stores allow us to deliver a consistent shopping experience and financial performance across our store base.

Operating income for fiscal year 2012 increased $18.6 million, to $101.5 million, compared to $82.9 million for the year ended January 29, 2012. Net income for the year ended January 27, 2013 was $64.1 million as compared to $51.4 million for the year ended January 29, 2012. Diluted earnings per share for the year ended January 27, 2013 was $1.33 compared to diluted earnings per share of $1.07 for the year ended January 29, 2012.

Outlook

We intend to continue our profitable growth by expanding our store base, driving comparable store sales and increasing our operating margins. Consistent with our history of growth, we intend to open new stores in existing markets and penetrate new markets. We view expansion of our store base as a core competency and have nearly quadrupled our store count since 2002. We opened 16 new stores in fiscal 2012 and believe there is a significant opportunity to continue to increase our number of stores. In addition, if attractive opportunities arise, we may use lease inducements to acquire leases as a way to expand our store base and penetrate new markets. Our results of operations have been, and may continue to be, affected by the timing and number of new store openings, because new stores generally have different performance profiles and greater variability in sales volumes than our mature stores, and because the overall revenue contributed by new stores may vary from period to period based on the relative timing of new store openings within each period.

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

We believe that we are well-positioned to capitalize on evolving consumer preferences and other trends currently shaping the food retail industry. These trends include: a growing emphasis on the customer shopping experience; an increasing consumer focus on healthy eating choices and fresh, quality offerings, including regionally and locally sourced products; an improving perception of private-label product quality; and an increase in the average age of the U.S. population which, driven by an aging Baby Boomer population which, we believe, tends to make a greater number of shopping trips and higher food at home spending per household than younger age groups.

We expect continued sales growth in fiscal 2013. The magnitude of expected growth could vary significantly due to overall economic and competitive conditions, and due to volatility in the supply and costs of commodities such as meat, cheese and produce. The Company expects that the development and maturation of new stores will also drive future sales growth. We anticipate opening an additional 19 to 22 new stores by the end of 2013, in addition to remodeling three to five stores during the same period.

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

Various factors may affect comparable store sales, including:

•	overall economic trends and conditions, including general price levels in the economy;

•	consumer confidence, preferences, and buying trends;

•	our competition, including competitor store openings or closings near our stores;

•	our competitors expanding their offerings of premium/perishable products;

•	the pricing of our products, including the effects of inflation, deflation and our promotional activities which we evaluate and adjust in the ordinary course of our business;

•	the number of customer transactions at our stores;

•	our ability to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently;

•	our opening of new stores in the vicinity of our existing stores;

•	the number of stores we open, remodel or relocate in any period; and

•	severe or unfavorable weather conditions.

As we continue to pursue our growth strategy, we expect that a significant percentage of our sales growth will continue to come from new stores not included in comparable store sales. Accordingly, comparable store sales is only one measure we use to assess our performance.

Gross Profit

Gross profit is equal to our sales minus our cost of goods sold. Gross margin rate measures gross profit as a percentage of our sales. Cost of goods sold is directly correlated with sales and includes the direct costs of purchased merchandise, distribution and supply chain costs, buying costs, store supplies and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, personal property taxes, insurance, licenses and utilities. Cost of goods sold is exclusive of depreciation, which is reported separately. The components of our cost of goods sold may not be identical to those of our competitors. As a result, data in this Form 10-K regarding our gross profit and gross margin rate may not be comparable to similar data made available by our competitors.

Gross margin rate enhancements are driven by:

•	economies of scale resulting from expanding our store base;

•	reduced shrinkage as a percentage of sales; and

•	productivity gains through process and program improvements.

Changes in the mix of products sold may also impact our gross margin rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, and other corporate administrative costs. Share-based compensation expenses include those incurred in connection with our initial public offering as well as those arising from grants made under our 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs associated with the opening of new stores including costs associated with travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.

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

We changed our fiscal year-end in order to offer more comparable quarterly and annual data to our investors. As a specialty retailer focused on foods, our operations are more active during the periods surrounding holidays and can be subject to seasonal differences in the event that holiday periods fall within a particular fiscal period one year and a different fiscal period in a subsequent year. By changing our fiscal year-end, revenues, including the use of gift cards given as holiday gifts, in the months of December and January will now appear in the same fiscal quarter and fiscal year resulting in greater comparability of our period-to-period financial results regardless of whether most customer purchases are made at the end of December or the beginning of January. In addition, the Easter holiday and the time periods surrounding Easter are significant shopping periods for us and the change in our fiscal year-end means that these periods will always be in our first fiscal quarter rather than occurring variously from one year to the next in the first quarter or the second quarter. We believe that this change in fiscal year-end will provide investors with a more comparable quarterly and annual picture of our Company’s operations.

Included in this report are our consolidated balance sheets as of January 27, 2013 and January 29, 2012, as well as consolidated statements of comprehensive income, stockholders’ equity and cash flows for the fiscal years ended January 27, 2013, January 29, 2012, one month period ended January 30, 2011, and fiscal year ended December 31, 2010.

As we did in the Form 10-K for the fiscal year-end January 29, 2012, we have provided management’s discussion and analysis of financial condition and results of operations comparing the year ended January 29, 2012 against the year ended December 31, 2010. We have also provided a comparison of the fiscal year ended January 29, 2012 against the unaudited fifty-two week period ended January 30, 2011. The purpose of this presentation is to provide period-to period comparisons that are consistent and enable greater comparability in the review of our operational and financial performance.

Thus, this section is organized in the following order: (i) Year Ended January 27, 2013 Compared to the Year Ended January 29, 2012; (ii) Year Ended January 29, 2012 Compared to the Unaudited Fifty-Two Weeks Ended January 30, 2011; (iii)Year Ended January 29, 2012 Compared to the Year Ended December 31, 2010; and (iv) One-Month Audited Transition Period Ended January 30, 2011 Compared to the One-Month Unaudited Period Ended January 31, 2010.

Non-GAAP Adjusted Financial Results

In addition to presenting our financial results in conformity with GAAP within this Form 10-K, we are also presenting results for the unaudited fifty-two weeks ended January 30, 2011 and the year ended December 31, 2010 on an “adjusted” basis in order to exclude the impact of certain charges related to our initial public offering and the tax effect of converting from an S-corporation to a C-corporation in connection with our initial public offering. Specifically, results for the unaudited fifty-two weeks ended January 30, 2011 and for the year ended December 31, 2010 include share-based compensation and related payroll tax expenses arising from the vesting of equity awards at the time of the initial public offering, as well as income tax charges incurred in order to establish beginning deferred tax balances arising from our conversion from an S-corporation to a C-corporation. In addition, we did not incur federal corporate income tax for a portion of the unaudited fifty-two week period ended January 30, 2011 and for a portion of the year ended December 31, 2010, due to our previous S-corporation status. Our adjusted results exclude the impact of the charges related to our initial public offering and reflect a pro forma provision for corporate income taxes for the portion of 2010 during which we had S-corporation status except in states in which S-corporation status is not recognized. Except where the context otherwise requires, the use of the term “adjusted” or “as adjusted” with reference to the financial results discussed in this management’s discussion and analysis refers to the adjusted results described in this paragraph. These adjusted financial results are non-GAAP financial measures. We believe that the presentation of adjusted financial results facilitates an understanding of our operations without the one-time impact associated with the initial public offering and the prior S-corporation tax treatment. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

For a reconciliation of adjusted results to GAAP results and a discussion of why we use non-GAAP financial measures, see “Year Ended January 29, 2012 Compared to the Unaudited Fifty-Two Weeks Ended January 30, 2011” and “Year Ended January 29, 2012 Compared to the Year Ended December 31, 2010”.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	Year Ended (1)						One Month Ended		Year Ended
	January 27, 2013		January 29, 2012		January 30, 2011 (unaudited) (2)		January 30, 2011		December 31, 2010
	(dollars in thousands, except share and per share amounts)
Consolidated Statements of Income Data:
Sales	$1,329,131	100.0%	$1,108,035	100.0%	980,403	100.0%	$78,149	100.0%	$974,213	100.0%
Cost of goods sold	877,433	66.0%	741,184	66.9%	659,344	67.3%	53,302	68.2%	654,986	67.2%
Gross profit	451,698	34.0%	366,851	33.1%	321,059	32.7%	24,847	31.8%	319,227	32.8%
Selling, general and administrative expenses (3)	303,495	22.8%	247,047	22.3%	245,955	25.1%	17,623	22.6%	244,378	25.1%
Store closure and exit costs	976	0.1%	437	0.0%	775	0.1%	37	0.0%	792	0.1%
Depreciation	45,741	3.4%	36,485	3.3%	33,483	3.4%	2,729	3.5%	33,122	3.4%
Income from operations	101,486	7.6%	82,882	7.5%	40,846	4.2%	4,458	5.7%	40,935	4.2%
Other expenses (income):
Interest expense	1,498	0.1%	1,858	0.2%	2,209	0.2%	87	0.1%	2,374	0.2%
Other income, net	—	0.0%	(2)	0.0%	(171)	0.0%	(1)	0.0%	(170)	0.0%
Income before provision for income taxes	99,988	7.5%	81,026	7.3%	38,808	4.0%	4,372	5.6%	38,731	4.0%
Recognition of net deferred tax liabilities upon C-corporation conversion (4)	—	0.0%	—	0.0%	19,125	2.0%	—	0.0%	19,125	2.0%
Tax provision (benefit) (4)	35,855	2.7%	29,631	2.7%	(1,655)	(0.2)%	1,712	2.2%	(3,309)	(0.3)%
Net income	$64,133	4.8%	$51,395	4.6%	$21,338	2.2%	$2,660	3.4%	$22,915	2.4%
Net income per share:
Basic and diluted	$1.33		$1.07		$0.44		$0.06		$0.48
Dividends declared per common share	$—		$—		$0.83		$—		$1.00
Shares used in computation of net income per share,
Basic	48,076,675		48,002,273		47,991,045		47,991,045		47,991,045
Diluted	48,294,299		48,137,519		48,014,349		48,095,459		48,059,882
Pro Forma Data (unaudited):
Income before provision for income taxes					$38,808				$38,731
Pro forma provision for income taxes (5)					15,172				15,113
Pro forma net income (5)					$23,636				$23,618

	Year Ended (1)			One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011 (2)	January 30, 2011	December 31, 2010
Other Operating Data (unaudited):
Number of stores at end of period	129	113	100	100	100
Comparable store sales growth (6)	5.7%	5.4%	5.0%	1.4%	5.0%
Gross square footage at end of period (in thousands)	2,714	2,383	2,129	2,129	2,129
Average comparable store size (gross square feet) (7)	21,192	21,256	21,239	21,273	21,205
Comparable store sales per gross square foot during period (7)	$524	$501	$480	$—	$481

(1)
On January 26, 2011, our Board of Directors approved a change in our fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which started January 31, 2011 and ended January 29, 2012.

(2)	For comparative purposes, we have presented the selected consolidated statements of income data for the unaudited fifty-two weeks ended January 30, 2011, which is not covered by the auditors’ report.

(3)
In November 2010, we recorded share-based compensation and related payroll tax expenses of $28.8 million or $17.6 million, net of tax, in connection with our initial public offering. This expense affected the consolidated statements of income for the unaudited fifty-two weeks ended January 30, 2011 and the year ended December 31, 2010.

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

(5)
Prior to November 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-corporation status and converted to a C-corporation in November 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that will be reflected in our consolidated financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using blended statutory federal and state income tax rates of 39.1% for the unaudited fifty-two weeks ended January 30, 2011 and 39.0% for the year ended December 31, 2010. These tax rates reflect the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for each period.

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

Year Ended January 27, 2013 Compared to the Year Ended January 29, 2012

Sales

Sales increased 20.0%, or $221.1 million, to $1,329.1 million in 2012. The increase in sales for the year ended January 27, 2013 was attributable to sales from 16 stores that were not open during the year ended January 29, 2012, increased sales from 13 stores that were only open during a portion of the year ended January 29, 2012 and an overall increase in comparable store sales. There were 107 comparable stores and 22 non-comparable stores open at January 27, 2013.
Comparable store sales increased 5.7% for the year ended January 27, 2013, as compared to the year ended January 29, 2012, as a result of a 3.4% increase in the number of transactions and a 2.3% increase in the average transaction size at our comparable stores. Average customer transaction size increased to approximately $31.61 for the year ended January 27, 2013, from approximately $30.93 for the year ended January 29, 2012.

Gross Profit

Gross profit increased 23.1%, or $84.8 million, to $451.7 million for the year ended January 27, 2013, as compared to the year ended January 29, 2012. The amount of the increase in gross profit attributable to increased sales was $73.2 million and the amount of the increase in gross profit attributable to increased gross margin rate was $11.6 million. Our cost of goods sold increased by $136.2 million for the year ended January 27, 2013, as compared to the year ended January 29, 2012, which was primarily attributable to a $122.7 million increase in merchandise product costs and a $8.4 million increase in store occupancy costs. Gross margin rate increased 90 basis points to 34.0% for the year ended January 27, 2013 from 33.1% for the year ended January 29, 2012. The increase in our gross margin rate was primarily attributable to increased merchandise margin, and to a lesser extent a decrease in our occupancy cost as a percentage of sales. The increase in gross margin rate over the prior year was offset by our $1.4 million initial recognition of gift card breakage income for the year ended January 29, 2012, which improved the fiscal 2011 merchandise rate by approximately 10 basis points. The LIFO expense decreased, by approximately $1.0 million for the year ended January 27, 2013, as compared to $1.3 million for the year ended January 29, 2012, which provided a positive impact to the gross margin rate of approximately 10 basis points as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 22.8%, or $56.4 million, to $303.5 million for the year ended January 27, 2013, as compared to the year ended January 29, 2012. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation and an increase in customer traffic during the year ended January 27, 2013, as compared to the year ended January 29, 2012, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the year ended January 27, 2013, our store salary and benefit expenses increased $38.8 million and our other store operating expenses increased $7.4 million, compared to the year ended January 29, 2012. There was also a $10.1 million increase in our corporate administrative expenses for the year ended January 27, 2013, as compared to the year ended January 29, 2012, primarily attributable to employee compensation expenses due to an increase in headcount and additional expenses related to our share-based compensation program.

As a percentage of sales, selling, general and administrative expenses for the year ended January 27, 2013 were 22.8% or 50 basis points higher than the selling, general and administrative expenses for the year ended January 29, 2012. The increase in selling, general and administrative expenses as a percentage of sales was primarily attributable to higher store-level compensation costs and incremental expenses associated with the Company's share-based compensation program incurred during the year ended January 27, 2013, as compared to the year ended January 29, 2012.

Income from Operations

For the year ended January 27, 2013, operating income increased $18.6 million, to $101.5 million from $82.9 million for the year ended January 29, 2012. Income from operations as a percentage of sales for the year ended January 27, 2013 increased 10 basis points to 7.6% from 7.5% for the year ended January 29, 2012. The increase in our income from operations for the year ended January 27, 2013, compared to the year ended January 29, 2012, was primarily due to the growth in gross margin rate, which was partially offset by higher employee-related expenses and depreciation expense. The increase in income from operations was also partially offset by the cycling of the Company's $1.4 million for the initial recognition of breakage on gift cards, which increased operating income by 10 basis points as a percentage of sales for the year ended January 29, 2012.

Depreciation increased 25.4%, or $9.3 million, to $45.7 million for the year ended January 27, 2013, as compared to the year ended January 29, 2012, which was principally attributable to the additional fixed assets related to the 16 stores opened during the year ended January 27, 2013, and a full year of depreciation expense recorded on fixed assets related to 13 stores opened during the year ended January 29, 2012.

Interest Expense

Interest expense decreased 19.3%, or $0.4 million, to $1.5 million for the year ended January 27, 2013, as compared to $1.9 million for the year ended January 29, 2012, due primarily to reduced weighted average borrowings under our revolving credit facility.

Income Tax Expense

The effective income tax rate for the year ended January 27, 2013 was 35.9% as compared to 36.6% for the year ended January 29, 2012. The lower rate was due to higher permanent differences, primarily arising from increased enhanced charitable food contribution deductions.

Net Income

Net income increased 24.8%, or $12.7 million, to $64.1 million for the year ended January 27, 2013, from $51.4 million for the year ended January 29, 2012. Net income as a percentage of sales for the year ended January 27, 2013 increased to 4.8% from 4.6% for the year ended January 29, 2012.

 Year Ended January 29, 2012 Compared to the Unaudited Fifty-Two Weeks Ended January 30, 2011

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

	For the Fifty-Two Weeks Ended January 30, 2011 (unaudited)
	(amounts in thousands, except per share amounts)
	Net Income	Diluted Earnings Per Share
Net income	$21,338	$0.44
Share-based compensation expense (1)	17,575	0.37
Recognition of net deferred tax liabilities upon C-corporation conversion	19,125	0.40
Tax provision (2)	(16,827)	(0.35)
Adjusted net income	$41,211	$0.86

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

	2010 (unaudited)
	Net Income	Diluted Earnings Per Share
	(amounts in thousands, except per share amounts)
Net income	$22,915	$0.48
Share-based compensation expense (1)	17,575	0.37
Recognition of net deferred tax liabilities upon C-corporation conversion	19,125	0.40
Tax provision (2)	(18,422)	(0.39)
Adjusted net income	$41,193	$0.86

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

At January 27, 2013, we had $8.7 million in cash and cash equivalents and $120.1 million in borrowing availability pursuant to our 2011 Credit Facility. The 2011 Credit Facility is discussed under “—Financing Activities” and “—Revolving Credit Facility” below.

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

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
	January 27, 2013	January 29, 2012	December 31, 2010
	(in thousands)
Net cash provided by operating activities	$91,914	$108,511	$111,438
Net cash used in investing activities	(74,409)	(87,292)	(41,926)
Net cash used in financing activities	(19,449)	(18,405)	(68,675)
Net increase (decrease) in cash and cash equivalents	$(1,944)	$2,814	$837

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, realized losses on disposal of property and equipment, share-based compensation, changes in deferred taxes, and the effect of changes in assets and liabilities.

	Year Ended
	January 27, 2013	January 29, 2012	December 31, 2010
	(in thousands)
Net income	$64,133	$51,395	$22,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,962	36,692	33,171
Impairments and loss on disposal of property and equipment	170	130	817
Share-based compensation associated with equity awards	4,259	2,269	358
Share-based compensation associated with liability awards	—	—	29,420
Excess tax benefits from share-based compensation	(1,140)	(289)	—
Deferred income taxes	(6,339)	9,424	15,444
Changes in assets and liabilities	(15,131)	8,890	9,313
Net cash provided by operating activities	$91,914	$108,511	$111,438

Net cash provided by operating activities decreased 15.3%, or $16.6 million, to $91.9 million for the year ended January 27, 2013, compared to $108.5 million for the year ended January 29, 2012 primarily attributable to lease inducement payments and funds in escrow totaling $20.0 million paid and to be disbursed in connection with acquiring or entering into new leases, which are reflected as changes in assets and liabilities in the table above. Lease inducement payments are recorded as a long term asset and expensed over the primary term of the lease.

Net cash provided by operating activities decreased 2.6%, or $2.9 million, to $108.5 million for the year ended January 29, 2012, from $111.4 million for the year ended December 31, 2010. The decrease in net cash provided by operating activities was primarily due to an increase in tax payments.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	Year Ended
	January 27, 2013	January 29, 2012	December 31, 2010
	(in thousands)
Purchases of property and equipment	$(81,107)	$(87,513)	$(41,983)
Proceeds from sale of property and equipment	6,698	221	57
Net cash used in investing activities	$(74,409)	$(87,292)	$(41,926)

Capital expenditures decreased $6.4 million to $81.1 million for the year ended January 27, 2013, compared to $87.5 million for the year ended January 29, 2012. The decrease in capital expenditures was primarily related to higher than normal spending on certain real estate projects, including the purchase of land during the year ended January 29, 2012, as well as a decrease in spending related to the number of remodels and relocations for the year ended January 27, 2013. We relocated one store during the year ended January 27, 2013, compared to relocating two stores and remodeling two stores during the year ended January 29, 2012. In April 2012, we received proceeds of $6.6 million from a land and building sale-leaseback transaction.

Capital expenditures increased $45.5 million to $87.5 million for the year ended January 29, 2012, compared to $42.0 million for the year ended December 31, 2010. The increase in capital expenditures was primarily related to an increase in new store growth, merchandising initiatives, and equipment upgrades and enhancements to existing stores for the year ended January 29, 2012. During the year ended January 29, 2012, the company opened 13 new stores, relocated 2 stores, and remodeled 2 stores compared to 8 stores that were opened in the prior year. Additionally, the increase in new store capital expenditures was related to higher than normal spending on certain projects, including the purchase of land. Our new store capital expenditures also included several buildings constructed, versus our typical leasehold improvements.
We plan to spend approximately $130.0 million to $150.0 million on capital expenditures during fiscal 2013, primarily related to real estate investments as we plan to remodel, relocate and construct and open more stores in fiscal 2013 than in fiscal 2012.

Financing Activities

Cash used in financing activities consists principally of borrowings and payments under our revolving credit facility, and for the year ended December 31, 2010, equity issuance costs associated with our initial public offering, and prior to our initial public offering, distributions to our stockholders. Prior to our initial public offering the distributions to our stockholders consisted of both discretionary distributions and distributions to enable our stockholders to pay their tax obligations due to our S-corporation status, which we funded through borrowings under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a discussion of our dividend policy.

	Year Ended
	January 27, 2013	January 29, 2012	December 31, 2010
	(in thousands)
Borrowings on revolving credit note	$466,324	$450,782	$326,641
Payments made on revolving credit note	(488,324)	(468,632)	(342,391)
Debt issuance costs	—	(1,056)	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	185	62	—
Excess tax benefits from share-based compensation	1,140	289	—
Payments on withholding tax for restricted stock unit vesting	(492)	(367)	—
Proceeds from exercise of share-based compensation awards	1,718	517	—
Equity issuance costs	—	—	(4,815)
Distributions to stockholders	—	—	(48,110)
Net cash used in financing activities	$(19,449)	$(18,405)	$(68,675)

Net cash used in financing activities during the year ended January 27, 2013 and January 29, 2012 was $19.5 million and $18.4 million, respectively. Net repayments under our revolving credit facility were $22.0 million for the year ended January 27, 2013, compared to $17.9 million for the year ended January 29, 2012.

Net cash used in financing activities for the years ended January 29, 2012 and December 31, 2010 was $18.4 million and $68.7 million, respectively. The $50.3 million decrease in net cash used in financing activities was primarily due to the elimination of distributions to our stockholders. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future. On February 22, 2011, we terminated our 2007 Credit Facility and entered into a new 2011 Credit Facility (defined below). At closing, approximately $74.7 million was drawn under the 2011 Credit Facility to repay borrowings under the 2007 Credit Facility, which is included in both borrowings and payments on the revolving credit agreement for the year ended January 29, 2012. In connection with the new credit agreement we incurred approximately $1.1 million in debt issuance costs. Net repayments under our revolving credit facility during the years ended January 29, 2012 and December 31, 2010 were $17.9 million and $15.8 million, respectively.

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

In November 2012, we amended the commitment fee calculated on the unused portions of the 2011 Credit Facility from a range of 0.30% to 0.45% per annum to a range of 0.20% to 0.35% per annum. As of January 27, 2013 and January 29, 2012, all outstanding borrowings bear interest at LIBOR plus an applicable margin.

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

In addition, the 2011 Agreement provides that we will be required to maintain the following financial ratios:

•
a consolidated maximum leverage ratio as of the end of any quarter of not more than 4.25 to 1.00, based upon the ratio of (i) adjusted funded debt (as defined in the 2011 Credit Facility) to (ii) EBITDAR (as defined in the 2011 Credit Facility) over the period consisting of the four fiscal quarters ending on or before the determination date, and

•
a consolidated fixed charge coverage ratio of not less than 1.70 to 1.00, based upon the ratio of (i) EBITDAR (as defined in the 2011 Credit Facility) less cash taxes paid by the company and certain discretionary distributions over the period consisting of the four fiscal quarters ending on or immediately prior to the determination date to (ii) the sum of interest expense, cash lease and rent expense and the current portion of capitalized lease obligations for such period and the current portion of long-term liabilities for the four fiscal quarters ending as of the end of any quarter on or prior to the determination date.

We were in compliance with all debt covenants under the 2011 Credit Facility as of January 27, 2013.

Contractual Obligations

The following table summarizes our contractual obligations, as of January 27, 2013.

	Payments Due by Period (in thousands)
		Less than			More than
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations (1)	$42,000	$—	$—	$42,000	$—
Estimated interest on long-term debt obligations (2)	3,115	1,012	2,025	78	—
Operating lease obligations (3)	465,769	44,340	96,893	90,181	234,355
Purchase obligations (4)	4,477	4,477	—	—	—
Lease inducement obligations (5)	14,205	14,205	—	—	—
Contractual obligations for construction-related activities	11,118	11,118	—	—	—
	$540,684	$75,152	$98,918	$132,259	$234,355

(1)
Reflects the outstanding balance on the 2011 Credit Facility at January 27, 2013. Our balance outstanding fluctuates as we routinely draw new advances or make payments against outstanding advances based on our liquidity. For a more detailed description of our 2011 Credit Facility, see Note 3 to our consolidated financial statements found elsewhere in this document.

(2)
The outstanding advances under the 2011 Credit Facility bore variable interest at one-month LIBOR plus an applicable margin, which was 1.5% at January 27, 2013. For purposes of this table, we estimated interest expense to be paid during the remaining term of the 2011 Credit Facility using the outstanding balance and interest rate as of January 27, 2013. Our actual cash payments for interest under the 2011 Credit Facility will fluctuate as the outstanding balance changes with our cash needs and the one-month LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt, see Note 3 to our consolidated financial statements found elsewhere in this document.

(3)
Represents the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, which combined represented approximately 31.0% of our minimum lease obligations for the year ended January 27, 2013. For a more detailed description of our operating leases, see Note 7 to our consolidated financial statements found elsewhere in this document.

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

(5)
As part of an agreement with an entity and various related parties of the entity, we acquired certain lease rights to four new store locations. In connection with the agreement, we are required to maintain cash in an escrow account with an independent third party, which is to be transferred to the entity as each property is delivered to us in the condition specified by the agreement.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at January 27, 2013 consist of outstanding letters of credit discussed in Note 3 to our consolidated financial statements found elsewhere in this document and of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We determine the current cost of our inventories using the first-in, first-out, or FIFO method. The FIFO value of inventories includes cost of goods and freight, net of vendor rebates and discounts. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was approximately $6.7 million at January 27, 2013, $6.4 million at January 29, 2012, and $5.1 million at January 30, 2011.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance liabilities at January 27, 2013 would have affected our annual operating income by approximately $1.4 million.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. The amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.
We apply the provisions of the authoritative guidance on accounting for uncertainty in income taxes that was issued by the Financial Accounting Standards Board, or FASB. Pursuant to this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance also addresses other items related to uncertainty in income taxes including derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In November 2010, we converted from S-corporation status to a C-corporation under Subchapter C of the Internal Revenue Code, thereby ceasing to be a pass-through entity for income tax purposes. As a result, we recorded deferred tax assets and liabilities using the estimated corporate effective tax rate. In prior years, we elected to be treated as an S-corporation under Subchapter S of the Internal Revenue Code for federal income tax purposes and for state income tax purposes where allowed. In general, corporate taxable income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal income tax returns. Therefore, in prior years no provision or liability for federal or state income tax has been provided in our consolidated financial statements except for those states where S-corporation status is not recognized.

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

The fair value of RSUs and restricted stock awards is equal to the fair market value of our common stock on the date of grant. The RSU awards are based on a four year graded vesting schedule over the requisite service period and we recognize compensation expense on a straight line basis for RSUs net of estimated forfeitures. Restricted share awards issued to independent directors vest pursuant to the Plan at the earlier of one year or the next annual meeting of the stockholders and for the restricted stock awards, we recognize compensation expense on a straight line basis net of estimated forfeitures over the vesting period.

We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. We assess the probability of achieving the performance targets at each reporting period. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The fair value of the performance-based awards is based on the fair market value of our common stock on the date of grant.

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

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to the portion of our revolving credit facility. Our revolving credit facility carries floating interest rates that are tied to LIBOR, Eurodollar, the federal funds rate or the base rate, and therefore, our statements of income and our cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. Based upon a sensitivity analysis at January 27, 2013, a hypothetical 1.0% change in interest rates would change our annual interest expense by approximately $0.4 million. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes begin on Page F-1, which are included in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this Item 9.

Item 9A. Controls and Procedures.

Conclusion Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance to achieve the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including the President and Chief Executive Officer and the Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that our system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with participation of our management, including the President and Chief Executive Officer and the Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 27, 2013, the end of the period covered by this report.

Based on the evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 27, 2013.

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

We have assessed the effectiveness of our internal control over financial reporting as of January 27, 2013 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of the design and related testing of the internal control over financial reporting, management has concluded that, as of January 27, 2013, we have maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors. Ernst & Young LLP has audited and reported on our consolidated financial statements and our internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

The effectiveness of our internal control over financial reporting has been audited by our independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page F-2 herein.

Changes in Internal Control Over Financial Reporting

There has been no change during the quarter ended January 27, 2013 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that our disclosure controls and procedures were effective as of January 27, 2013.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company will file with the Securities and Exchange Commission a definitive proxy statement, which we refer to as the Proxy Statement, no later than 120 days after the close of its fiscal year ended January 27, 2013. The information required by this Item and not given in this Item will appear under the headings “Corporate Governance,” “Directors and Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement, which sections are incorporated in this item by reference.

We have adopted a code of ethics applicable to our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer, controller, and persons performing similar functions. The code of ethics, which we refer to as our Code of Conduct, is available on our Internet website at www.the freshmarket.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, on our website within any period that may be required under SEC rules from time to time.

Item 11. Executive Compensation.

The information required by this Item will appear under the heading “Executive and Director Compensation” in our Proxy Statement, which section is incorporated in this item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement, which section is incorporated in this item by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will appear under the headings “Certain Relationships and Related Party Transactions” and “Executive and Director Compensation” and “Corporate Governance” in our Proxy Statement, which sections are incorporated in this item by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will appear in the Proposal for Ratification of Appointment of Independent Registered Public Accounting Firm in our Proxy Statement, which section is incorporated in this item by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as part of this report:

(1) Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules: No schedules are required.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of The Fresh Market, Inc., incorporated by reference to Exhibit 3.1 to Form 10-K filed March 22, 2011.
3.2	Bylaws of The Fresh Market, Inc., incorporated by reference to Exhibit 3.2 to Form 10-K filed March 22, 2011.
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Form S-1 filed June 23, 2010.
4.2	Registration Rights Agreement, incorporated by reference to Exhibit 4.2 to Form 10-K filed March 22, 2011.
10.1+	Supply and Service Agreement, dated as of January 26, 2007, by and between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.1 to Form S-1 filed May 3, 2010.
10.2+	Renewal Agreement, dated as of October 28, 2011, by and between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.2 to Form 10-Q filed December 8, 2011.
10.3+	Letter Agreement dated May 4, 2012 between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.1 to Form 10-Q filed June 7, 2012.
10.4
Credit Agreement, dated as of February 22, 2011, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to Form S-1 filed March 23, 2011.

10.5
First Amendment to Credit Agreement, dated November 5, 2012, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto.

10.6	Tax Indemnification Agreement, incorporated by reference to Exhibit 10.5 to Form 10-K filed March 22, 2011.
10.7	Form of Second Amended and Restated Shadow Equity Bonus Agreement, incorporated by reference to Exhibit 10.7 to Form 10-K filed March 22, 2011.
10.8	The Fresh Market Deferred Compensation Plan Amended and Restated Effective March 1, 2010, incorporated by reference to Exhibit 10.8 to Form S-1 filed June 4, 2010.
10.9	The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 22, 2011.
10.10	The Fresh Market, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 22, 2011.
10.11	The Fresh Market, Inc. Severance Plan, incorporated by reference to Exhibit 10.12 to Form S-1 filed October 19, 2010.
10.12	Form of Employment Agreement, incorporated by reference to Exhibit 10.13 to Form S-1 filed October 19, 2010.
10.13	Form of Option Award Agreement used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.14 to Form S-1 filed October 19, 2010.
10.14	Form of Restricted Stock Unit Award Agreement for Employees used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.16 to Form S-1 filed October 19, 2010.
10.15	Form of Restricted Stock Award Agreement for Directors, incorporated by reference to Exhibit 10.17 to Form S-1 filed October 19, 2010.

10.16	Form of Deferred Stock Unit Award Agreement for Directors under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan.
10.17	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.20 to Form S-1 filed October 19, 2010.
10.18	Form of Performance Share Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 21, 2012.
10.19	Form of Performance Share Unit Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2013.
10.20	Form of Option Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2012.
10.21	Form of Restricted Stock Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed March 21, 2012.
10.22	Form of Restricted Stock Unit Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed March 21, 2012.
10.23	The Fresh Market, Inc. 2012 Annual Incentive Compensation Program for Select Executives, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 27, 2012.
23.1	Consent of Ernst & Young LLP.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101
The following financial information from the Company’s Annual Report on Form 10-K, for the period ended January 27, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1) (2)

+	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC.

(1)	Filed herewith.

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

THE FRESH MARKET, INC.

By:	/s/ Sean Crane
Sean Crane
Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer
(Interim Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2013.

Name	Title

/s/ Craig Carlock
Craig Carlock	Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sean Crane
Sean Crane	Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer
(Interim Principal Financial Officer)

/s/ Jeffrey B. Short
Jeffrey B. Short	Vice President and Controller
(Interim Principal Accounting Officer)

/s/ Ray Berry
Ray Berry	Chairman of the Board

/s/ Brett Berry
Brett Berry	Vice Chairman of the Board

/s/ Jeffrey Naylor
Jeffrey Naylor	Director

/s/ Richard Noll
Richard Noll	Director

/s/ David Rea
David Rea	Director

/s/ Bob Sasser
Bob Sasser	Director

/s/ Steven Tanger
Steven Tanger	Director

Jane Thompson	Director

/s/ Michael Tucci
Michael Tucci	Director

The Fresh Market, Inc.

Consolidated Financial Statements

Years Ended January 27, 2013 and January 29, 2012, the One Month Ended January 30, 2011, and the Year Ended December 31, 2010

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of January 27, 2013 and January 29, 2012	F-4
Consolidated Statements of Comprehensive Income for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011 and year ended December 31, 2010	F-5
Consolidated Statements of Stockholders’ Equity for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011 and year ended December 31, 2010	F-6
Consolidated Statements of Cash Flows for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011 and year ended December 31, 2010	F-8
Notes to Consolidated Financial Statements for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011 and year ended December 31, 2010	F-9

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
The Fresh Market, Inc.

We have audited The Fresh Market, Inc’s. internal control over financial reporting as of January 27, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Fresh Market, Inc’s. management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Fresh Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 27, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Fresh Market, Inc. as of January 27, 2013 and January 29, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years ended January 27, 2013 and January 29, 2012, the one month period ended January 30, 2011, and the year ended December 31, 2010, of The Fresh Market, Inc. and our report dated March 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greensboro, North Carolina
March 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Fresh Market, Inc.

We have audited the accompanying consolidated balance sheets of The Fresh Market, Inc. as of January 27, 2013 and January 29, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years ended January 27, 2013 and January 29, 2012, the one month period ended January 30, 2011, and the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Fresh Market, Inc. at January 27, 2013 and January 29, 2012, and the consolidated results of its operations and its cash flows for each of the two years ended January 27, 2013 and January 29, 2012, the one month period ended January 30, 2011, and the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Fresh Market, Inc’s. internal control over financial reporting as of January 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greensboro, North Carolina
March 26, 2013

The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts)

	January 27, 2013	January 29, 2012
Assets
Current assets:
Cash and cash equivalents	$8,737	$10,681
Accounts receivable, net	6,830	4,550
Inventories	43,985	37,796
Prepaid expenses and other current assets	7,675	5,595
Deferred income taxes	3,784	4,445
Total current assets	71,011	63,067
Property and equipment:
Land	2,846	5,451
Buildings	19,106	15,077
Store fixtures and equipment	272,249	237,678
Leasehold improvements	170,483	141,391
Office furniture, fixtures, and equipment	12,224	10,175
Automobiles	1,335	1,211
Construction in progress	18,661	14,347
Total property and equipment	496,904	425,330
Accumulated depreciation	(207,060)	(168,518)
Total property and equipment, net	289,844	256,812
Restricted cash	14,205	—
Other assets	10,309	3,461
Total assets	$385,369	$323,340

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$35,634	$34,788
Accrued liabilities	54,385	46,354
Total current liabilities	90,019	81,142
Long-term debt	42,000	64,000
Deferred income taxes	24,053	31,053
Deferred rent	11,341	10,007
Other liabilities	20,097	10,222
Total noncurrent liabilities	97,491	115,282

Commitments and contingencies (Notes 3, 7, and 16)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,144,620 and 48,040,083 shares issued and outstanding at January 27, 2013 and January 29, 2012, respectively	482	481
Additional paid-in capital	105,431	98,622
Retained earnings	91,946	27,813
Total stockholders' equity	197,859	126,916
Total liabilities and stockholders' equity	$385,369	$323,340
See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended January 27, 2013	Year Ended January 29, 2012	One Month Ended January 30, 2011	Year Ended December 31, 2010

Sales	$1,329,131	$1,108,035	$78,149	$974,213
Cost of goods sold (exclusive of depreciation shown separately)	877,433	741,184	53,302	654,986
Gross profit	451,698	366,851	24,847	319,227

Operating expenses:
Selling, general and administrative expenses	303,495	247,047	17,623	244,378
Store closure and exit costs	976	437	37	792
Depreciation	45,741	36,485	2,729	33,122
Income from operations	101,486	82,882	4,458	40,935
Other expenses (income):
Interest expense	1,498	1,858	87	2,374
Other income, net	—	(2)	(1)	(170)
Income before provision for income taxes	99,988	81,026	4,372	38,731
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	—	19,125
Tax provision (benefit)	35,855	29,631	1,712	(3,309)

Net income	$64,133	$51,395	$2,660	$22,915

Net income per share:
Basic and diluted	$1.33	$1.07	$0.06	$0.48

Dividends declared per common share	$—	$—	$—	$1.00

Weighted average common shares outstanding:
Basic	48,076,675	48,002,273	47,991,045	47,991,045

Diluted	48,294,299	48,137,519	48,095,459	48,059,882

Pro forma net income data (Unaudited):
Income before provision for income taxes				$38,731
Pro forma provision for income taxes				15,113

Pro forma net income				$23,618

Pro forma net income per share (Unaudited):
Basic and diluted				$0.49

Pro forma weighted average common shares outstanding (Unaudited):
Basic				47,991,045

Diluted				48,059,882

Comprehensive income:
Net income	$64,133	$51,395	$2,660	$22,915
Interest rate swaps, net of tax (benefit) expense of $0, $(129), $5, and $124	—	674	8	910

Total comprehensive income	$64,133	$52,069	$2,668	$23,825

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc. Consolidated Statements of Stockholders’ Equity (In thousands, except share amounts)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at December 31, 2009	47,991,045	$480	$—	$(1,592)	$69,414	$68,302

Reclassification of undistributed retained earnings upon conversion from S-corporation to C-corporation	—	—	70,461	—	(70,461)	—
Issuance costs	—	—	(4,815)	—	—	(4,815)
Issuance of restricted stock units	—	1	(1)	—	—	—
Share-based compensation associated with equity based awards	—	—	358	—	—	358
Share-based compensation associated with liability based awards	—	—	29,652	—	—	29,652
Net income	—	—	—	—	22,915	22,915
Other comprehensive income - interest rate swaps, net of tax of $124	—	—	—	910	—	910
Distribution to stockholders	—	—	—	—	(48,110)	(48,110)

Balance at December 31, 2010	47,991,045	$481	$95,655	$(682)	$(26,242)	$69,212

Share-based compensation associated with equity based awards	—	—	197	—	—	197
Net income	—	—	—	—	2,660	2,660
Other comprehensive income - interest rate swaps, net of tax of $5	—	—	—	8	—	8

Balance at January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077

Exercise of share-based awards	23,502	—	517	—	—	517
Issuance of common stock pursuant to restricted stock units	18,408	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	1,674	—	62	—	—	62
Issuance of restricted stock awards	5,454	—	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(367)	—	—	(367)

The Fresh Market, Inc. Consolidated Statements of Stockholders’ Equity (continued) (In thousands, except share amounts)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Share-based compensation associated with equity based awards	—	—	2,269	—	—	2,269
Tax benefit related to exercise of share-based awards	—	—	289	—	—	289
Net income	—	—	—	—	51,395	51,395
Other comprehensive income - interest rate swaps, net of tax benefit of $(129)	—	—	—	674	—	674

Balance at January 29, 2012	48,040,083	$481	$98,622	$—	$27,813	$126,916

Exercise of share-based awards	77,209	1	1,717	—	—	1,718
Issuance of common stock pursuant to restricted stock units	16,964	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	3,751	—	185	—	—	185
Issuance of restricted stock awards	6,613	—	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(492)	—	—	(492)
Share-based compensation associated with equity based awards	—	—	4,259	—	—	4,259
Tax benefit related to exercise of share-based awards	—	—	1,140	—	—	1,140
Net income	—	—	—	—	64,133	64,133

Balance at January 27, 2013	48,144,620	$482	$105,431	$—	$91,946	$197,859
 See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended		One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011	December 31, 2010
Operating activities
Net income	$64,133	$51,395	$2,660	$22,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,962	36,692	2,734	33,171
Loss on disposal of property and equipment	170	130	21	817
Share-based compensation associated with equity awards	4,259	2,269	197	358
Share-based compensation associated with liability awards	—	—	—	29,420
Excess tax benefits from share-based compensation	(1,140)	(289)	—	—
Deferred income taxes	(6,339)	9,424	1,612	15,444
Change in assets and liabilities:
Accounts receivable	(2,280)	(3,367)	367	(184)
Inventories	(6,189)	(6,655)	3,238	(3,597)
Prepaid expenses and other assets	(9,149)	(917)	(365)	(2,016)
Restricted cash	(14,205)	—	—	—
Accounts payable	846	9,390	(366)	1,622
Accrued and other liabilities	15,846	10,439	(868)	13,488
Net cash provided by operating activities	91,914	108,511	9,230	111,438

Investing activities
Purchases of property and equipment	(81,107)	(87,513)	(4,424)	(41,983)
Proceeds from sale of property and equipment	6,698	221	—	57
Net cash used in investing activities	(74,409)	(87,292)	(4,424)	(41,926)

Financing activities
Borrowings on revolving credit note	466,324	450,782	23,886	326,641
Payments made on revolving credit note	(488,324)	(468,632)	(24,486)	(342,391)
Debt issuance costs	—	(1,056)	—	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	185	62	—	—
Excess tax benefits from share-based compensation	1,140	289	—	—
Payments on withholding tax for restricted stock unit vesting	(492)	(367)	—	—
Proceeds from exercise of share-based compensation awards	1,718	517	—	—
Equity issuance costs	—	—	—	(4,815)
Distributions to stockholders	—	—	—	(48,110)
Net cash used in financing activities	(19,449)	(18,405)	(600)	(68,675)

Net (decrease) increase in cash and cash equivalents	(1,944)	2,814	4,206	837
Cash and cash equivalents at beginning of period	10,681	7,867	3,661	2,824

Cash and cash equivalents at end of period	$8,737	$10,681	$7,867	$3,661

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,000	$1,591	$8	$2,272
Cash paid during the period for taxes	$41,128	$15,166	$—	$509

Non-cash investing and financing activities:
Property and equipment additions via financings	$2,196	$—	$—	$—
 See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.
Notes to Consolidated Financial Statements
For the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010
(In thousands, except share and per share data)

1. Description of Business

The Fresh Market, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “The Fresh Market” or “Company”), is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for its customers. Since opening its first store in 1982, the Company has offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. The Company seeks to provide an attractive, convenient shopping environment while offering its customers a compelling combination of price and value.

2. Summary of Significant Accounting Policies

Basis of Presentation
In October 2010, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to (i) increase the aggregate number of shares of common stock the Company is authorized to issue to 200,000,000 and (ii) change the par value of the Company's common stock to $0.01 per share.
The Board of Directors of the Company and the Company's stockholders also passed a joint written consent to effect a 1,360 for 1 split of the Company's common stock (the "Stock Split"). The Stock Split became effective on October 15, 2010. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, have been adjusted to reflect the Stock Split on a retroactive basis. Stockholders' equity has been adjusted to give retroactive recognition to the Stock Split in prior periods by reclassifying the par value of the additional shares arising from the stock split from additional paid-in capital and retained earnings to common stock.
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
On November 4, 2010, the Company's Board of Directors and stockholders approved the filing of a new Certificate of Incorporation as part of the Company's reincorporation in Delaware. The Certificate of Incorporation, which was filed in Delaware on November 5, 2010, (i) authorized 200,000,000 shares of common stock with a par value of $0.01 per share; and (ii) authorized 40,000,000 shares of preferred stock with a par value of $0.01 per share. Subject to the rights of holders of any then outstanding shares of the Company's preferred stock, holders of the Company's common stock were entitled to receive ratably any dividends that may be declared by the Company's board of directors out of funds legally available therefor. Holders of the Company's common stock were entitled to share ratably in the Company's net assets upon the Company's dissolution or liquidation after payment or provision for all liabilities and any preferential liquidation rights of the Company's preferred stock then outstanding. Holders of the Company's common stock did not have preemptive rights to purchase shares of the Company's stock. The shares of the Company's common stock were not subject to any redemption provisions and were not convertible into any other shares of the Company's capital stock. The rights, preferences and privileges of holders of the Company's common stock are subject to those of the holders of any shares of the Company's preferred stock that the Company may issue in the future.
On April 27, 2011 the Company, certain stockholders of the Company who owned shares of the Company's common stock prior to the Company's initial public offering (the "selling stockholders") and several underwriters entered into an Underwriting Agreement pursuant to which the selling stockholders offered and sold 11,919,058 shares of the Company's common stock at $42.50 per share in an underwritten public offering. The secondary public offering of the 11,919,058 shares closed on May 3, 2011. The Company did not receive proceeds from the sale of the shares of common stock by the selling stockholders and it expensed approximately $1,100 of the costs associated with the offering during the year ended January 29, 2012, which is recorded in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
In October 2011, the Company formed The Fresh Market Gift Company, LLC (“Giftco”), a Virginia limited liability company, as a wholly owned subsidiary. Giftco was formed to administer the Company's gift card program under a more advantageous legal structure. All intercompany transactions between the Company and Giftco have been eliminated in the preparation of these consolidated financial statements.
On June 12, 2012, the Company, certain stockholders of the Company who owned shares of Company common stock prior to the initial public offering (the “selling stockholders”) and an underwriter entered into an Underwriting Agreement pursuant to which the selling stockholders offered and sold 11,538,112 shares of Company common stock at $50.50 per share in an underwritten public offering. The public offering of the 11,538,112 shares closed on June 18, 2012. The Company did not receive proceeds from the sale of these shares and expensed approximately $500 of costs associated with the offering during the year ended January 27, 2013. This amount is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.
Change in Fiscal Year End
On January 26, 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company's 2011 fiscal year, which started January 31, 2011 and ended January 29, 2012. As a result of the change, the Company had a one month transition period beginning January 1, 2011 and ending January 30, 2011 (the “Transition Period”). Included in this report are the Company's Consolidated Balance Sheets as of January 27, 2013 and January 29, 2012, and the Consolidated Statements of Comprehensive Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows for the fiscal years ended January 27, 2013, January 29, 2012, the one month ended January 30, 2011, and the fiscal year ended December 31, 2010.
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
Reclassifications
In certain instances, amounts previously reported in the consolidated financial statements have been reclassified to conform to current year presentation. The reclassifications have no effect on net income or stockholders' equity as previously reported.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit with banks and credit and debit card sales transactions which settle within a few business days of year-end.
Accounts Receivable
Accounts receivable consist primarily of receivables from lessors for tenant improvement allowances, from vendors for certain promotional programs and other miscellaneous receivables and are presented net of an allowance for estimated uncollectible amounts of $246 and $184 at January 27, 2013 and January 29, 2012, respectively.
Inventories
The Company's inventories are stated at the lower of cost or market. For approximately 95% of the Company's inventories at January 27, 2013 and January 29, 2012, cost was determined using the last-in, first-out, or LIFO method. This method results in a better matching of the Company's costs and revenues. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was $6,711 and $6,376 at January 27, 2013 and January 29, 2012, respectively.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
The Company determines the current cost of its inventories using the first-in, first-out, or FIFO method. The FIFO value of inventories includes cost of goods and freight, net of vendor rebates and discounts. If the FIFO method had been used for all inventories, the carrying value of inventories would have been $50,696 and $44,172 at January 27, 2013 and January 29, 2012, respectively.
Property and Equipment
Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Buildings	30 years
Leaseholds and land improvements	10 - 15 years
Store fixtures and equipment	3 - 10 years
Office furniture, fixtures, and equipment	5 - 10 years
Automobiles	5 years
Software	3 years
Amortization of leasehold and land improvements is recognized over the shorter of the estimated useful life of the asset or the term of the lease. The term of the lease includes renewal options for additional periods if the exercise of the renewal is considered to be reasonably assured.
When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the "Selling, general and administrative expenses" line item in the accompanying Consolidated Statements of Comprehensive Income. Expenditures for maintenance and repairs are charged to expense as incurred.
Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of those assets. Interest costs of $240 and $532 were capitalized during the years ended January 27, 2013 and January 29, 2012, respectively.
Impairment of Long-Lived Assets
The Company assesses its long-lived assets, principally property and equipment, for possible impairment whenever events or changes in circumstances, such as unplanned negative cash flow, indicate the carrying value of an asset or asset group may not be recoverable. When assessing whether impairment exists, the Company aggregates long-lived assets at the individual store level, which the Company considers to be the lowest level in the organization for which independent identifiable cash flows are available. Recoverability is measured by a comparison of the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the asset group. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on discounted future cash flows or market values, if available.
Restricted Cash
As part of an agreement with an entity and various related parties of the entity, the Company acquired certain lease rights to four new store locations. In connection with the agreement, the Company is required to maintain cash in an escrow account with an independent third party, which is to be transferred to the entity as each property is delivered to the Company in the condition specified by the agreement. At January 27, 2013, the Company held $14,205 in this restricted account, which is recorded in a separate line item as "Restricted cash" on the accompanying Consolidated Balance Sheets.

Closed Store Reserves
The Company recognizes a charge and related reserve for future operating lease payments associated with retail stores that are no longer being utilized in its current operations. The reserve is calculated using the present value of the remaining noncancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the current lease payments, no reserve is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases, which range from approximately one to nine years. The Company's assumptions about subtenant income are based on its experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents, commercial market value analysts, and existing economic conditions. As part of its analysis, the Company may acquire third party fair value reports, which provides

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
independent verification of the fair values of similar rental properties. Adjustments to the closed store reserve relate primarily to changes in subtenant income and actual lease payments differing from original estimates. Adjustments are recorded for changes in estimates in the period in which the change becomes known.
Derivative Financial Instruments
The Company utilized derivative financial instruments to hedge its exposure to changes in interest rates on its long-term debt. Such derivative financial instruments are commonly referred to as interest rate swaps (see Note 4). The Company does not use financial instruments or derivatives for any trading or other speculative purposes.
The Company assessed, both at the inception of the hedge and on an ongoing basis, whether its interest rate swaps used as cash flow hedges were highly effective in offsetting the changes in the cash flows of the underlying long-term debt. The assessment of hedge effectiveness consisted of comparing the change in fair value of the Company's interest rate swaps with the change in fair value of a hypothetical hedge instrument. Based on its assessment, the Company determined its interest rate swaps were highly effective in hedging its exposure to fluctuations in interest rates. As such, changes in the fair value of the interest rate swaps were recorded in accumulated other comprehensive income. There was no material hedge ineffectiveness.
Revenue Recognition
Revenue is recognized at the point of sale, net of coupons and discounts. Sales taxes are not included in revenue. As of January 27, 2013, the Company operates 129 stores in 25 states.
Gift Cards
The Company (including Giftco, as applicable) sells its gift cards to its customers. The Company does not charge administrative fees on unused gift cards and the gift cards do not have an expiration date. Gift card sales are recorded as a liability to unearned gift card revenue when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company's gift card breakage rate is based upon historical redemption patterns and it recognizes breakage revenue utilizing the redemption recognition method.
During the year ended January 29, 2012, the Company determined it had sufficient historical transaction data to estimate breakage for gift cards sold in its stores. Based upon its analysis of that data, the Company recognized approximately $1,600 of gift card breakage revenue, which included a cumulative adjustment of approximately $1,400 for the initial recognition of breakage related to unredeemed gift cards. Gift card revenue recognized for the year ended January 27, 2013 was not material. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.
Cost of Goods Sold
Cost of goods sold consists of the cost of inventory sold during the period, including the direct costs of purchased merchandise, distribution and supply chain costs, buying costs, supplies and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, personal property taxes, insurance, licenses and utilities related to the stores used in the Company's operations. Rebates and discounts from vendors are recorded as the related purchases are made and are recognized as a reduction to cost of goods sold as the related inventory is sold.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses , advertising and other direct store and corporate administrative costs. Pre-opening expenses are costs associated with the opening of new stores including travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs and costs incurred for producing and communicating advertising are expensed when incurred. Advertising costs totaled $3,826, $2,652, $145, and $1,737 for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
Operating Leases
Incentives received from lessors are deferred and recorded as a reduction of rental expense over the lease term using the straight-line method. As of January 27, 2013 and January 29, 2012, unamortized lease incentives of $6,474 and $3,122, respectively, are recorded in the "Other liabilities" line item on the accompanying Consolidated Balance Sheets.
Lease inducements paid to enter into leases are deferred and recorded as rent expense over the primary lease term using the straight-line method. As of January 27, 2013 and January 29, 2012, unamortized lease inducements of $6,850 and $1,243, respectively, are recorded in the “Other assets” line item on the accompanying Consolidated Balance Sheets.
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
During the year ended January 27, 2013, the Company entered into a sale-leaseback transaction involving one of its store locations. The store is being leased from the buyer-lessor over an initial lease term of 15 years and is classified as an operating lease. The Company determined it retained the lease rights to the property and preserved the benefits and risks incident to ownership, and thus the $1,258 gain which resulted from the net $6,604 transaction proceeds was recorded as a deferred gain and will be amortized as a reduction to rent expense over the 15 year initial lease term.
Reclassification of Undistributed Retained Earnings
Associated with the Company's initial public offering, the Company converted from an S-corporation to a C-corporation under Subchapter C of the Internal Revenue Code. As a result of this conversion, the Company reclassified approximately $70,500 in undistributed retained earnings as of the conversion date from retained earnings to additional paid-in capital, as shown in the Consolidated Statement of Stockholders' Equity. In conjunction with this offering, the Company paid issuance costs of $4,800, consisting of various registration, printing, and professional services fees, on behalf of the stockholders. As the Company did not receive any proceeds from the offering, the Company accounted for the issuance costs as a direct reduction in additional paid-in capital, offsetting the reclassification of undistributed earnings.
Share-based Compensation - 2010 Omnibus Incentive Compensation Plan
The Company grants options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (“Plan”), which was adopted and approved by the Board of Directors and the Company's stockholders in 2010. The Plan provides for the grant of options intended to qualify as incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, restricted stock units (“RSUs”), performance compensation awards, cash incentive awards, deferred share units and other equity-based and equity-related awards.
In accordance with ASC 718, Compensation-Stock Compensation, the fair value of each option award is estimated on the grant date using the Black- Scholes option-pricing model. This model requires the input of certain assumptions, including the expected life of the share-based award, stock price volatility, dividend yield and interest rate. Because there is limited history for the Company's common stock, the expected life and volatility assumptions are based on historical data from similar entities, which comprise the Company's "peer group." The Company's assessment of its peer group includes considerations such as the subject companies' plan characteristics and principal populations as well as industry, stage of life cycle, size and financial leverage. Since the Company's IPO it has not declared dividends and it does not plan to pay any dividends in the future. The risk-free rate for periods in the contractual life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant. The awards are based on a four year graded vesting schedule over the requisite service period and the Company recognizes compensation expense on a straight line basis for all share-based awards net of estimated forfeitures.
The fair value of RSUs and restricted stock awards is based on the fair market value of the Company's common stock on the date of grant. The RSU awards are based on a four year graded vesting schedule over the requisite service period and the Company recognizes compensation expense on a straight line basis for RSUs net of estimated forfeitures. Restricted share awards issued to independent directors vest pursuant to the Plan at the earlier of one year or the next annual meeting of the stockholders. The Company recognizes compensation expense for the restricted stock awards on a straight line basis net of estimated forfeitures over the vesting period.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
The Company recognizes the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon its determination of whether it is probable that the performance targets will be achieved. The Company assesses the probability of achieving the performance targets at each reporting period. Cumulative adjustments, if any, are recorded to reflect subsequent changes in the estimated outcome of performance-related conditions. The fair value of the performance-based awards is based on the fair market value of the Company's common stock on the date of grant.
Prior to the Company's IPO in November 2010, compensation expense related to stock option liability awards was accrued at a value based on the fair value of the awards. At the end of each reporting period, a portion of the fair value of the awards equal to the percentage of the requisite service rendered through the reporting date was determined and a liability was recorded. Compensation expense was recognized for the change in the liability. The Company determined the fair value of the awards using the Black-Scholes option-pricing model. All stock option liability awards vested on November 4, 2010 in connection with the Company's IPO.
Income Taxes
The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. The amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.
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
Prior to the IPO in November 2010, the Company elected to be treated as an S-corporation under Subchapter S of the Internal Revenue Code for federal income tax purposes and for state income tax purposes where allowed. In general, corporate taxable income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal income tax returns. Therefore, prior to November 2010 no provision or liability for federal or state income tax had been provided in the Company's consolidated financial statements except for those states where S-corporation status is not recognized.
In November 2010, the Company converted from S-corporation status to a C-corporation under Subchapter C of the Internal Revenue Code, thereby ceasing to be a pass-through entity for income tax purposes. As a result, the Company recorded deferred tax assets and liabilities using the estimated corporate effective tax rate.

Unaudited Pro Forma Income per Share
In connection with the Company's initial public offering, the Company terminated its S-corporation status and became subject to additional entity-level taxes beginning in November 2010.
The Company has presented unaudited pro forma income per share data for 2010 on the accompanying  Consolidated Statements of Comprehensive Income that was derived using the unaudited pro forma net income as presented. In calculating pro forma net income, the Company has adjusted historical net income to include an estimate for federal and state income taxes as if the Company was a C-corporation during that period. Pro forma income tax has been estimated using a blended statutory federal and state income tax rate of 39.0% for 2010.
Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
2013-02 is to be applied prospectively. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

3. Long-Term Debt

Long-term debt is as follows:

	January 27, 2013	January 29, 2012
Unsecured revolving credit note, with maximum available borrowings of $175,000 at January 27, 2013 and January 29, 2012, interest payable monthly at one-month LIBOR plus a margin, weighted-average annual interest rate of 2.7% and 3.1% for the years ended January 27, 2013 and January 29, 2012, respectively	$42,000	$64,000

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

The 2011 Credit Facility provides for total borrowings of up to $175,000. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lender(s) to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25,000, of which $12,926 and $11,481 was outstanding at January 27, 2013 and January 29, 2012, respectively. The beneficiaries of these letters of credit are the Company’s workers’ compensation and general liability insurance carriers. The 2011 Credit Facility also includes a swing line sublimit of $10,000.

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

In November 2012, the Company amended the commitment fee calculated on the unused portions of the 2011 Credit Facility from the range of 0.30% to 0.45% per annum to the range of 0.20% to 0.35% per annum. As of January 27, 2013 and January 29, 2012, all outstanding borrowings bear interest at LIBOR plus an applicable margin.

The 2011 Credit Facility contains a number of affirmative and restrictive covenants, including limitations on the Company's ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

4. Interest Rate Swap Agreements
The Company used interest rate swap agreements to hedge variable cash flows associated with the interest on its revolving credit note by effectively converting a portion of its long-term debt from variable to fixed rates. The Company's interest rate swap agreement terminated on November 15, 2011 and as a result no liability existed as of January 27, 2013 and January 29, 2012.
Changes in the fair value of the interest rate swap agreements, net of tax benefit or expense, were recognized as a component of comprehensive income on the accompanying Consolidated Statements of Comprehensive Income and were recorded in other comprehensive income on the accompanying Consolidated Statements of Stockholders' Equity. Changes in

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

4. Interest Rate Swap Agreements (continued)
the fair value of the interest rate swap agreements, net of tax benefits or expense, resulted in income of $674, $8, and $910 for the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively, in total comprehensive income. The amount of hedge ineffectiveness was not material for any period presented.

5. Fair Value Measurements

Effective January 30, 2012, the Company adopted Accounting Standards Update (ASU) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP (“ASU 2011-04”), which establishes common requirements for measuring fair value and related disclosures in accordance with GAAP. The adoption of ASU No. 2011-04, which primarily consists of clarification and wording changes to existing fair value measurement and disclosure requirements, did not have a material impact on the Company’s consolidated financial statements and disclosures.

The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities and other accrued expenses approximate fair value because of their short maturity. The carrying amount of long-term debt approximates fair value because the advances under this instrument bear variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on certain financial ratios achieved by the Company. The Company did not elect to report any of its nonfinancial assets or nonfinancial liabilities at fair value.

6. Closed Store Reserves
Store closure and exit costs for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, were $976, $437, $37, and $792, respectively. Included in those amounts are $40, $19, $4, and $120, respectively, for miscellaneous expenses related to closed stores . The remaining amount of store closure and exit costs consisted of occupancy costs of $936, $418, $33, and $672 for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively. Included in occupancy costs are additions and adjustments recorded to the closed store reserve, which recognizes the present value of the remaining non-cancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income.
Additions to the closed store reserve of $936 and $418 for the years ended January 27, 2013 and January 29, 2012, respectively, represent differences between actual and estimated subtenant income and the accretion of interest on existing reserves.
Activity for the closed store reserve at January 27, 2013 and January 29, 2012 was as follows:

	Year Ended
	January 27, 2013	January 29, 2012
Beginning balance	$1,969	$2,145
Additions	936	418
Payments	(923)	(594)
Ending balance	$1,982	1,969

7. Leases
The Company leases its retail store locations, its administrative offices and certain equipment under noncancelable operating lease agreements that expire from 2013 to 2034. These leases generally contain renewal options of 15 to 30 years and increased rental rates during the option periods. Certain of the lease agreements for retail locations require the payment of contingent rents based on a percentage of sales above stipulated minimums. The Company begins accruing an estimate for contingent rent expense when it is determined it is probable that specified levels of sales in excess of the stipulated minimums will be reached during the year. The Company does not receive a material amount of sublease rents from subtenants in its leased properties.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

7. Leases (continued)
Future minimum lease commitments for the Company's operating lease commitments under operating leases having initial or remaining terms in excess of one year are as follows:

Amount

2013	$44,340
2014	49,377
2015	47,515
2016	46,020
2017	44,162
Thereafter	234,355
$465,769

Total rent expense, net of subtenant lease income, for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010 was as follows:

	Year Ended		One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011	December 31, 2010
Minimum rentals	$36,880	$32,057	$2,476	$28,093
Contingent rentals	505	564	34	407
	$37,385	$32,621	$2,510	$28,500

The Company also incurs other lease-related expenses such as real estate taxes, insurance and maintenance that are generally based on the Company's pro-rata share of the total square footage of the property being leased. The Company's store lease expenses are recorded in the "Cost of goods sold" line item on the accompanying Consolidated Statements of Comprehensive Income. Lease expenses related to the Company's corporate offices are recorded in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income. Additionally, lease expenses related to closed stores are recorded in the "Store closure and exit costs" line item on the Consolidated Statements of Comprehensive Income.
In November 2012, as part of an agreement with an entity and various related parties of the entity, the Company acquired certain lease rights to four new store locations. The agreement required an inducement payment of approximately $17,200, which will be allocated among the four store locations based on relative fair value. Approximately $3,000 of the $17,200 payment was paid to the entity upon execution of the agreement and is recorded in the "Other assets" line item on the accompanying Consolidated Balance Sheets as of January 27, 2013. The remainder of the payment was placed in escrow, and is to be paid out equally as each of the properties are delivered to the Company in the condition specified by agreement . The payment will be amortized as rent expense over the primary terms of the related leases.

8. Employee Benefits
Accrued Compensated Absences
The Company provides its employees with paid annual leave that may be used for any purpose and varies in duration based on years of service to the Company. Per the Company's policy, except where applicable state law requires otherwise, paid annual leave is fully earned and awarded on January 1 of each year (or, if later, the employee's first day worked during such year) to eligible employees with the Company on December 31 of the preceding year. The amount of paid annual leave awarded is based on an employee's number of years of service at December 31 of the preceding year. The Company's policy

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

8. Employee Benefits (continued)
does not provide for a carryforward of unused balances to future years, except where required by law. The Company accrues the value of the annual leave to be awarded on January 1 of the following year, less an estimate for forfeitures, ratably over the year in which the services are performed. The Company had $5,349 and $4,679 accrued for paid annual leave as of January 27, 2013 and January 29, 2012, respectively.
Deferred Compensation Plan
The Company has a deferred compensation plan for eligible employees. Under the terms of the plan, eligible employees may defer up to 80% of their base salary and 100% of their annual bonus on a pre-tax basis. The Company will make matching contributions to the eligible employees' accounts, up to defined maximums, to compensate for matching contributions that would have been made to the eligible employees' 401(k) plan accounts had the eligible employees not participated in the deferred compensation plan. The deferred compensation plan also permits the Company to make discretionary contributions to eligible employees' accounts. Deferred amounts will be distributed in a lump sum in the event of death, termination of employment before age 55 and five years of employment, or termination of employment within two years following a change in control. In the event of termination of employment after age 55 and five years of employment, the eligible employees may elect distributions in a lump sum or by installment payments. Participants may also elect to defer amounts to in-service distribution accounts for distribution at specified dates. Distributions may also be made in the event of unforeseeable emergency.
The liability related to the deferred compensation plan is $2,234 and $1,164 as of January 27, 2013 and January 29, 2012. The Company recognized compensation expense related to the plan of $63, $57, $5 and $34 for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively.
Employee Savings and Profit Sharing Plan
The Company sponsors an employee savings and profit sharing plan which is a defined contribution retirement plan subject to Section 401(k) of the Internal Revenue Code. The plan is voluntary and is available to all eligible full-time employees after one year of service. The Company provides a matching contribution determined at the Company's discretion up to defined maximums and the Company currently matches up to 50% of employee contributions. The expense recorded for the Company's match to the 401(k) plan was $920, $860, $87, and $853 for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively.
Long-Term Cash Incentive Program
In March 2012, the Company adopted The Fresh Market, Inc. Long-Term Cash Incentive Program for Select Employees (the “Program”), in which the Company’s executive officers do not participate. The purpose of the Program is to provide incentives and reward employees for achieving specified performance goals over a given performance period.

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
The Company determined the achievement of the performance goal for the Program is probable as of the year ended January 27, 2013 and, accordingly, recorded an expense of $443.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

8. Employee Benefits (continued)
Shadow Equity Bonus Plan
Prior to May 2011, the Company sponsored a shadow equity bonus plan under which variable bonus awards were granted to certain key employees at different times during the year. Bonus awards were effective as of January 1 of the year of grant and fully vested on January 1 of the fifth year after the award was granted if the employee remained employed as of that date. The Company recorded compensation expense ratably over the vesting period. As of January 30, 2011, other events that triggered vesting of bonus awards included the disability or death of the employee or a sale of the Company, which was defined as a sale of all or substantially all of its assets or equity as defined in the shadow equity bonus plan agreement (the “shadow equity agreement”). In March 2011, in order to clarify the intent of the board of directors at the time the shadow equity bonus awards were granted, the board of directors amended the form of shadow equity agreement to provide that a “sale of the company” includes a transaction as a result of which the Berry family (as defined in the shadow equity agreement) holds less than 50% of the equity interests in the Company.
There is no accrual for awards under the Shadow Equity Bonus Plan as of January 27, 2013 or January 29, 2012, as the outstanding shadow equity bonus awards vested as a result of the secondary offering of the Company's stock on May 3, 2011. This constituted a “sale of the company” as defined in the shadow equity agreement as amended, and the full vested amounts were paid during the year ended January 29, 2012. The Company recognized compensation expense of $398, $80, and $1,384 for the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively.

9. Income Taxes
Income tax expense consisted of the following (in thousands):

	Year Ended		One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011	December 31, 2010
Current:
Federal	$36,056	$14,854	$99	$—
State	6,138	5,226	—	373
Total current	42,194	20,080	99	373
Deferred:
Federal	(5,664)	9,797	1,435	(3,300)
State	(675)	(246)	178	(382)
Total deferred	(6,339)	9,551	1,613	(3,682)
Tax provision (benefit)	35,855	29,631	1,712	(3,309)
Recognition of net deferred tax liability upon C-corporation conversion	—	—	—	19,125
Total income tax provision	$35,855	$29,631	$1,712	$15,816

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

9. Income Taxes (continued)
A reconciliation of the statutory federal income tax rate of 35% and the Company's effective tax rate is as follows:

	Year Ended		One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011	December 31, 2010
Statutory federal rate	35.00%	35.00%	35.00%	35.00%
State income taxes	3.44%	3.85%	4.07%	—
S-corporation income not subject to tax	—	—	—	(43.54)%
Enhanced charitable food contribution	(2.67)%	(2.19)%	—	—
Other	0.09%	(0.09)%	0.09%	—
Recognition of net deferred tax liability upon C-corporation conversion	—	—	—	49.38%
Effective tax rate	35.86%	36.57%	39.16%	40.84%

The major affected components of the Company's net deferred tax assets and liabilities at January 27, 2013 and January 29, 2012 are as follows:

	Year Ended
	January 27, 2013	January 29, 2012
Deferred Tax Assets:
Accrued compensation	$3,567	$2,839
Accrued expenses	10,181	7,845
Deferred compensation	2,743	1,257
Net operating losses	—	26
Excess charitable contribution carryforward	7,734	4,238
Other	190	141
Total deferred tax assets	24,415	16,346

Deferred Tax Liabilities:
Depreciation	(42,455)	(41,221)
Inventory	(1,526)	(1,188)
Other	(703)	(545)
Total deferred tax liabilities	(44,684)	(42,954)

Net deferred tax liability	$(20,269)	$(26,608)

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

9. Income Taxes (continued)
Deferred taxes have been classified on the Consolidated Balance Sheets as follows:

	January 27, 2013	January 29, 2012
Current assets	$3,784	$4,445
Noncurrent liabilities	(24,053)	(31,053)
Net deferred tax liability	$(20,269)	$(26,608)

The Company had federal operating loss carryforwards of $3,630 and $8,835 for the one month ended January 30, 2011 and the year ended December 31, 2010, which had been fully utilized to offset taxable income in subsequent periods. The Company had state operating loss carryforwards of $553, $3,367, and $8,700 for the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, which had been fully utilized to offset taxable income in subsequent periods. The Company has charitable contribution carryforwards, which are subject to a 5 year carryforward limitation.
Prior to November 2010, the Company was treated for federal and certain state income tax purposes as an S-corporation under the Internal Revenue Code and state laws. As a result, the earnings of the Company were taxed for federal and most state income tax purposes directly to the stockholders of the Company. Therefore, no provision or liability for federal and state income tax was provided in the Company's consolidated financial statements for the year ended December 31, 2010 except for those states where S-corporation status is not recognized up until conversion to a C-corporation. Accordingly, the Company expensed S-corporation state income taxes of $373 for the period of January 2010 through October 2010.
In November 2010, in connection with the initial public offering, the Company revoked its status as an S-corporation and is now taxed as a C-corporation. As a result of the revocation of its S-corporation status, the Company recorded a net deferred tax liability and corresponding income tax expense on the revocation date of $19,125 to establish its initial deferred tax balances.
The Company applies the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("ASC 740"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
As of January 27, 2013 and January 29, 2012, the Company had no accrued interest or penalties related to uncertain tax positions. There were no unrecognized tax benefits that would affect the Company's effective tax rate if recognized. The Company does not expect its unrecognized tax benefits to change significantly in the next 12 months. The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income taxes.
The Company files income tax returns in the US Federal jurisdiction and in various state jurisdictions. The statute of limitation remains open for US and certain state income tax examinations for tax years 2009 through 2012.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, which was adopted and approved by the Board of Directors during 2010 and approved by the stockholders in 2010. At January 27, 2013, January 29, 2012, January 30, 2011, and December 31, 2010, approximately 2,500,000, 2,700,000, 2,800,000 and 2,800,000 shares of the Company's common stock, respectively, were available for share-based awards.

Stock Options - 2010 Omnibus Incentive Compensation Plan

Options are granted at an option price equal to the market value of the stock at the grant date and are generally exercisable ratably over a four-year period beginning on the grant date. Options granted expire ten years from the date of grant. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date
The following table summarizes option activity under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (in thousands, except per share amounts and contractual lives in years):

			Weighted
	Number	Weighted	Average	Aggregate
	of Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value
Options outstanding at January 1, 2010	—	$—
Options granted	608	22.00
Options exercised	—	—
Options expired	—	—
Options forfeited	(2)	22.00
Outstanding options at December 31, 2010	606	$22.00
Options granted	—	—
Options exercised	—	—
Options expired	—	—
Options forfeited	(1)	22.00
Outstanding options at January 30, 2011	605	$22.00
Options granted	125	41.41
Options exercised	(23)	22.00
Options expired	—	—
Options forfeited	(5)	22.00
Outstanding options at January 29, 2012	702	$25.46
Options granted	200	47.33
Options exercised	(77)	22.25
Options expired	—	—
Options forfeited	(65)	33.27
Outstanding options at January 27, 2013	760	$30.87	8.3	$12,765
Vested/expected to vest at January 27, 2013	731	$30.89	8.6	$12,267
Exercisable options at January 27, 2013	226	$24.53	7.9	$5,221

 The weighted average grant date fair value of options granted for the years ended January 27, 2013, January 29, 2012, and December 31, 2010 were $18.58, $17.57 and $9.73, respectively. The aggregate intrinsic value of stock options exercised was $2,531 and $488 for the years ended January 27, 2013 and January 29, 2012, respectively. Stock options were not exercised during the periods ending January 30, 2011 and December 31, 2010. The total fair value of shares vested was $5,221 and $1,213 for the years ended January 27, 2013 and January 29, 2012, respectively. As of January 27, 2013, January 29, 2012,

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)
January 30, 2011 and December 31, 2010, there were approximately 760,000, 702,000, 605,000 and 606,000 shares of nonvested stock options outstanding and approximately $5,900, $6,200, $5,500 and $5,600 of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted average period of 2.6 years.
Share-based compensation expense related to stock options recognized under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan during the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, totaled $2,783, $1,502, $110, and $247, respectively, and is recorded in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

The fair value of the stock option grants have been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2012	2011	2010
Risk-free interest rate	1.20%	0.82%	1.30%
Expected life, in years	5.00	4.77	5.20
Expected volatility	43.57%	49.73%	48.90%
Dividend yield	—%	—%	—%
Weighted average exercise price	$47.33	$41.41	$22.00
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
The company recognizes compensation expense on a straight line basis over the vesting period for all share-based awards net of estimated forfeitures.
Restricted Stock Units - 2010 Omnibus Incentive Compensation Plan

The restricted stock units (RSUs) vest in 25% annual increments on each of the first four anniversaries of the date of the grant and the fair value is based on the fair market value of the Company’s common stock on the date of grant.
The Company recorded $821, $576, $43, and $92 of share-based compensation expense related to these awards for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively, which is recorded in the "Selling, general and administrative expenses" line item on the accompanying Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)
The following activity has occurred under the Company's existing restricted stock unit plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 1, 2010	—	$—
Granted	117	22.00
Vested	—	—
Forfeited	(1)	22.00
Balance at December 31, 2010	116	$22.00
Granted	—	—
Vested	—	—
Forfeited	(1)	—
Balance at January 30, 2011	115	$22.00
Granted	—	—
Vested	(27)	22.00
Forfeited	(6)	22.00
Balance at January 29, 2012	82	$22.00
Granted	23	48.67
Vested	(25)	22.00
Forfeited	(7)	25.03
Outstanding awards at January 27, 2013	73	$30.10
Expected to vest at January 27, 2013	63	$30.86

As of January 27, 2013 and January 29, 2012, total remaining unearned compensation cost related to nonvested RSUs was approximately $1,609 and $1,662, respectively, which will be amortized over the weighted-average remaining service period of approximately 2.5 years.

Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan

The restricted stock awards (RSAs) vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. The fair value of the RSAs is based on the fair market value of the Company’s common stock on the date of grant.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)
The Company recorded $383, $191, $44 and $19 of share-based compensation expense related to RSAs outstanding for the years ended January 27, 2013 and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, respectively. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
The following activity has occurred under the Company's existing restricted stock award plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 1, 2010	—	$—
Granted	6	22.00
Vested	—	—
Forfeited	—	—
Balance at December 31, 2010	6	$22.00
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at January 30, 2011	6	$22.00
Granted	6	32.79
Vested	(6)	22.00
Forfeited	—	—
Balance at January 29, 2012	6	$32.79
Granted	7	57.70
Vested	(6)	33.25
Forfeited	—	—
Outstanding awards at January 27, 2013	7	$58.00
Expected to vest at January 27, 2013	7	$58.00

As of January 27, 2013 and January 29, 2012, total remaining unearned compensation cost related to nonvested RSAs was $150 and $102, respectively, which will be amortized over the weighted-average remaining service period of approximately 0.4 years.
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

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)

The following activity has occurred under the Company's existing performance share awards plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 29, 2012	—	$—
Granted	38	47.29
Vested	—	—
Forfeited	(4)	47.17
Outstanding awards at January 27, 2013	34	$47.31

The Company recorded share-based compensation expense related to the performance-based awards of approximately $272 for the year ended January 27, 2013, which is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Employee Stock Purchase Plan

In November 2010, the Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board of Directors and stockholders. Beginning July 1, 2011, eligible employees may purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. The number of shares of common stock available for issuance under the ESPP is approximately 995,000 at January 27, 2013.

For the years ended January 27, 2013 and January 29, 2012, approximately 3,700 and 1,700 shares of the Company’s common stock were purchased under the ESPP, which resulted in proceeds of $185 and $62, respectively.

Stock Options - Stockholder Plan
In 2009, a stockholder of the Company granted stock options to certain key employees of the Company pursuant to separate arrangements between the stockholder and the respective employees. These options were granted with an exercise price of $6.73 and were recorded as "Other liabilities" on the accompanying Consolidated Balance Sheets.
The 2009 option awards were scheduled to vest in 2019 or upon the occurrence of certain events, including an initial public offering. Because the awards vest upon satisfaction of either a service or performance condition, we were recognizing compensation expense for these awards over the service term of 10 years, in accordance with authoritative guidance. These options vested on November 4, 2010, due to the initial public offering of the Company's stock. In connection with the initial public offering, the Company recognized additional share-based compensation expense in "Selling, general and administrative expenses" of $28,391 and an income tax benefit of $11,078 in "Tax provision (benefit)" for the year ended December 31, 2010 related to the vesting of these awards. Prior to the initial public offering, the Company recognized $1,029 in compensation expense related to these awards during 2010. As these awards were recorded as liabilities, upon vesting, the expense recognized was based on the fair value of the awards at the initial public offering (the vesting date), less the exercise price. Upon exercise of the options, the employees received shares of common stock in the Company from the current holdings of the stockholder granting the options. The stockholder retained the proceeds from the exercise of the options.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

11. Earnings per Share

 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and RSAs. The Company excluded the dilutive effect of its performance shares since the related performance conditions had not been satisfied for the year ended January 27, 2013.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	Year Ended		One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011	December 31, 2010

Net income available to common stockholders (numerator for basic and diluted earnings per share)	$64,133	$51,395	$2,660	$22,915

Weighted average common shares outstanding (denominator for basic earnings per share)	48,077	48,002	47,991	47,991
Potential common shares outstanding:
Incremental shares from share-based awards	217	136	104	69
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,294	48,138	48,095	48,060

Basic and diluted earnings per share	$1.33	$1.07	$0.06	$0.48

For the years ended January 27, 2013 and January 29, 2012, there were approximately 251,000 and 125,000 shares excluded from the computation of diluted weighted average common shares outstanding because such shares are considered antidilutive. There were no antidilutive shares for the one month ended January 30, 2011 and the year ended December 31, 2010.

12. Insurance Reserves

The Company has insurance policies for general liability, medical and workers' compensation benefits that contain significant deductibles. The cost of these insurance claims up to the deductibles is accrued based on actual claims reported plus loss development factors. These estimates are based on historical information along with certain assumptions about future events, and are subject to change as additional information becomes available. The Company had $14,232 and $10,538 accrued related to these claims at January 27, 2013 and January 29, 2012, respectively.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

13. Supplementary Balance Sheet Information

The following reflects supplementary balance sheet information for the Company's accrued liabilities at January 27, 2013 and January 29, 2012:

	January 27, 2013	January 29, 2012
Accrued compensation and benefits	$22,934	$19,064
Accrued occupancy costs	6,303	5,296
Accrued income taxes payable	5,824	5,468
Other accrued taxes	3,336	3,182
Accrued construction and maintenance costs	7,002	5,338
Other accrued liabilities	8,986	8,006

Total accrued liabilities	$54,385	$46,354

14. Segment Reporting

The Company has determined that it has only one reportable segment. All of the Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Non-perishable categories consist of traditional grocery and dairy products as well bulk, coffee, candy, beer and wine, and health and beauty. The following is a summary of the percentage for the sales of perishable and non-perishable items:

	Year Ended		One Month Ended	Year Ended
	January 27, 2013	January 29, 2012	January 30, 2011	December 31, 2010
Perishable	65.8%	66.4%	65.9%	66.5%
Non-perishable	34.2%	33.6%	34.1%	33.5%

15. Related-Party Transactions

Tax Indemnification Agreements
In connection with the initial public offering, the Company entered into tax indemnification agreements with the Company's stockholders prior to the offering. Pursuant to these agreements, the Company agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of the Company's taxable income, in each case for any period during which the Company was an S-corporation, it will make a payment to each stockholder on a pro rata basis in an amount sufficient so that the stockholder with the highest incremental estimated tax liability (calculated as if the stockholder would be taxable on its allocable share of the Company's taxable income at the highest applicable federal, state and local tax rates and taking into account all amounts the Company previously distributed in respect of taxes for the relevant period) receives a payment equal to its incremental tax liability. The Company also agreed to indemnify the stockholders family for any interest, penalties, losses, costs or expenses (including reasonable attorneys' fees) arising out of any claim under the agreements.

16. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings encountered in the normal course of business, including labor and employment, premises, personal injury, product liability and general liability claims, and claims related to

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

16. Commitments and Contingencies (continued)

commercial and leasing matters. In the opinion of management, the resolution of currently pending matters, other than those described or referred to in the following paragraphs, will not have a material adverse effect on the Company's financial condition or results of operations. However, because of the nature and inherent uncertainties of litigation, the Company cannot predict with certainty the ultimate resolution of these actions and, should the outcome of these actions be unfavorable, the Company's business, financial position, results of operations or cash flows could be materially and adversely affected.

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

In July 2012, the Company entered into a confidential settlement agreement and mutual releases with a former landlord to resolve ongoing litigation regarding the condition in which leased premises were returned to the former landlord at the end of the lease term.  The Company settled the matter to avoid the costs and uncertainty of litigation, with no admission of liability or wrongdoing by any party.  The amount of the settlement was immaterial. Pursuant to the settlement agreement, the remaining claims of all parties were dismissed with prejudice.
The Company is currently party to two lawsuits that were filed against it and other parties in South Carolina in connection with certain outdoor candle products that were sold at certain of the Company's stores and are alleged to have caused personal injury. The lawsuits seek damages from the Company, as well as from one or more manufacturers of these products and the packager of these products. The Company believes it has defenses against these claims and is vigorously defending itself and pursuing recovery from insurers and other third parties. The Company maintains insurance policies (subject to customary deductibles) for its defense costs and any liability resulting from these lawsuits, but one of the Company's umbrella carriers that sits above its primary general liability insurer has reserved its rights as to coverage. The manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy. Because these lawsuits are at an early stage, and because of the uncertain status of the liability of third parties and of the potential recovery from third parties, the Company is unable to predict the outcome of these lawsuits or to estimate the amount of damages, if any, that may be awarded. If the Company is ultimately found liable in these lawsuits and if insurance is not available, liability resulting from these lawsuits could have a material adverse effect on the Company's results of operations for the period or periods in which it is incurred.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

17. Transition Period Financial Information

On January 26, 2011, the Company's Board of Directors approved a change in the Company's fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company's 2011 fiscal year, which began January 31, 2011 and ended January 29, 2012. As a result of the change, the Company had a one month transition period beginning January 1, 2011 and ending January 30, 2011 (the “Transition Period”). Accordingly, the Company is presenting unaudited comparative financial information for the same period of the prior year as of the one month ended January 31, 2010.

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

18. Select Quarterly Financial Data (unaudited)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations. Quarter to quarter comparisons of results of operations have been and may be materially impacted by the timing of new store openings. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

18. Select Quarterly Financial Data (unaudited) (continued)

	For the Year Ended January 27, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)
Sales	$324,784	$312,997	$321,494	$369,856
Gross profit	$112,691	$106,742	$106,357	$125,908
Income from operations	$31,084	$21,712	$17,887	$30,803
Net income	$19,270	$13,329	$10,889	$20,645
Net income per share:
Basic and diluted	$0.40	$0.28	$0.23	$0.43

	For the Year Ended January 29, 2012
	First	Second	Third	Fourth
	Quarter (2)	Quarter	Quarter	Quarter (3)
Sales	$264,459	$259,543	$263,260	$320,773
Gross profit	$89,573	$84,965	$84,194	$108,119
Income from operations	$22,129	$16,994	$14,503	$29,256
Net income	$13,480	$10,507	$9,150	$18,258
Net income per share:
Basic and diluted	$0.28	$0.22	$0.19	$0.38

(1)	The Company recognized a cumulative benefit of approximately $1,000 related to tax deductions and credits during the fourth quarter of the year ended January 27, 2013.

(2)	The Company incurred approximately $1,100 in offering costs in connection with its public offering of common stock during the first quarter of the year ended January 29, 2012.

(3)	The Company recognized approximately $1,400 for the initial adoption of gift card breakage during the fourth quarter of the year ended January 29, 2012