Form 10-Q
period 2013-04-28
Fresh Market, Inc.
filed 2013-06-06
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-34940

THE FRESH MARKET, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1311233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Green Valley Road, Suite 500	27408
Greensboro, North Carolina	(Zip code)
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of June 3, 2013 was 48,292,911 shares.

The Fresh Market, Inc.

Form 10-Q
For the Thirteen Weeks Ended April 28, 2013

  Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements in addition to historical information. The forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These “forward looking statements” may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

Our forward-looking statements contained in this Form 10-Q are based on management's current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Actual results may differ materially from these expectations due to unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including the outcome of negotiations surrounding U.S. fiscal policy, which, even if resolved, may be adverse due to tax increases and spending cuts, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy and fuel cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business, and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission, on our website, or otherwise.

Part 1. Financial Information

Item 1. Financial Statements
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	April 28, 2013	January 27, 2013
Assets
Current assets:
Cash and cash equivalents	$11,017	$8,737
Accounts receivable, net	6,412	6,830
Inventories	42,383	43,985
Prepaid expenses and other current assets	6,971	7,675
Deferred income taxes	3,322	3,784
Total current assets	70,105	71,011
Property and equipment:
Land	2,846	2,846
Buildings	19,086	19,106
Store fixtures and equipment	277,918	272,249
Leasehold improvements	175,246	170,483
Office furniture, fixtures, and equipment	12,727	12,224
Automobiles	1,310	1,335
Construction in progress	27,911	18,661
Total property and equipment	517,044	496,904
Accumulated depreciation	(217,258)	(207,060)
Total property and equipment, net	299,786	289,844
Restricted cash	—	14,205
Deferred lease costs	21,243	7,140
Other assets	3,897	3,169
Total assets	$395,031	$385,369

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$35,257	$35,634
Accrued liabilities	63,808	54,385
Total current liabilities	99,065	90,019
Long-term debt	15,000	42,000
Deferred income taxes	23,971	24,053
Deferred rent	11,750	11,341
Other liabilities	23,335	20,097
Total noncurrent liabilities	74,056	97,491

Commitments and contingencies (Notes 2 and 8)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,172,913 and 48,144,620 shares issued and outstanding as of April 28, 2013 and January 27, 2013, respectively	482	482
Additional paid-in capital	107,362	105,431
Retained earnings	114,066	91,946
Total stockholders' equity	221,910	197,859
Total liabilities and stockholders' equity	$395,031	$385,369

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended
	April 28, 2013	April 29, 2012

Sales	$366,626	$324,784
Cost of goods sold (exclusive of depreciation shown separately)	237,289	212,093
Gross profit	129,337	112,691

Operating expenses:
Selling, general and administrative expenses	81,478	70,465
Store closure and exit costs	140	573
Depreciation	12,335	10,569
Income from operations	35,384	31,084
Interest expense	244	356
Income before provision for income taxes	35,140	30,728
Tax provision	13,020	11,458

Net income	$22,120	$19,270

Net income per share:
Basic and diluted	$0.46	$0.40

Weighted average common shares outstanding:
Basic	48,159,785	48,046,251

Diluted	48,326,452	48,255,646

Comprehensive income:
Net income	$22,120	$19,270
Other comprehensive income	—	—

Total comprehensive income	$22,120	$19,270

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance at January 29, 2012	48,040,083	$481	$98,622	$27,813	$126,916

Exercise of share-based awards	77,209	1	1,717	—	1,718
Issuance of common stock pursuant to restricted stock units	16,964	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	3,751	—	185	—	185
Issuance of restricted stock awards	6,613	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(492)	—	(492)
Share-based compensation	—	—	4,259	—	4,259
Tax benefit related to exercise of share-based awards	—	—	1,140	—	1,140
Net income	—	—	—	64,133	64,133

Balance at January 27, 2013	48,144,620	$482	$105,431	$91,946	$197,859

Exercise of share-based awards	24,273	—	534	—	534
Issuance of common stock pursuant to restricted stock units	2,648	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	1,372	—	55	—	55
Withholding tax on restricted stock unit vesting	—	—	(66)	—	(66)
Share-based compensation	—	—	1,392	—	1,392
Tax benefit related to exercise of share-based awards	—	—	16	—	16
Net income	—	—	—	22,120	22,120

Balance at April 28, 2013	48,172,913	$482	$107,362	$114,066	$221,910

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Thirteen Weeks Ended
	April 28, 2013	April 29, 2012
Operating activities
Net income	$22,120	$19,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,390	10,624
(Gain) loss on disposal of property and equipment	(43)	32
Share-based compensation	1,392	1,016
Excess tax benefits from share-based compensation	(16)	(58)
Deferred income taxes	380	(793)
Change in assets and liabilities:
Accounts receivable	418	773
Inventories	1,602	3,107
Prepaid expenses and other assets	(14,182)	(3,710)
Restricted cash	14,205	—
Accounts payable	(377)	(3,297)
Accrued and other liabilities	8,010	8,639
Net cash provided by operating activities	45,899	35,603

Investing activities
Purchases of property and equipment	(17,219)	(17,106)
Proceeds from sale of property and equipment	61	6,630
Net cash used in investing activities	(17,158)	(10,476)

Financing activities
Borrowings on revolving credit note	109,862	110,517
Payments made on revolving credit note	(136,862)	(135,417)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	55	46
Excess tax benefits from share-based compensation	16	58
Payments on withholding tax for restricted stock unit vesting	(66)	—
Proceeds from exercise of share-based compensation awards	534	219
Net cash used in financing activities	(26,461)	(24,577)

Net increase in cash and cash equivalents	2,280	550
Cash and cash equivalents at beginning of period	8,737	10,681

Cash and cash equivalents at end of period	$11,017	$11,231

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$124	$338

Cash paid during the period for taxes	$6,454	$5,037

Non-cash investing and financing activities:
Property and equipment additions via financings	$1,516	$—

See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.
Notes to Consolidated Financial Statements
April 28, 2013
(In thousands, except share and per share data)
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Fresh Market, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended January 27, 2013. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods indicated. Interim results are not necessarily indicative of results that may be expected for a full fiscal year or future interim periods.
Certain prior year amounts have been reclassified to conform with the current year's presentation. None of the reclassifications or changes in presentation are considered material.
The Company’s wholly-owned subsidiaries are consolidated and all intercompany accounts and transactions are eliminated upon consolidation.
The Company reports its results of operations on a 52 or 53 week fiscal year ending on the last Sunday in January. Fiscal years 2013 and 2012 are 52 week fiscal years and each fiscal quarter consists of 13 weeks.
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

	For the Thirteen Weeks Ended
	April 28, 2013	April 29, 2012
Perishable	65.7%	66.0%
Non-perishable	34.3%	34.0%

Recent Accounting Pronouncements
Effective January 28, 2013, the Company adopted ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The adoption concerns presentation and disclosure only, and it did not have an impact on the Company's consolidated financial statements.

2. Long-Term Debt

Long-term debt is as follows:

	April 28, 2013	January 27, 2013
Unsecured revolving credit note, with maximum available borrowings of $175,000 at April 28, 2013 and January 27, 2013, interest payable monthly at one-month LIBOR plus a margin, weighted-average annual interest rate of 4.2% and 2.7% for the thirteen weeks ended April 28, 2013 and the fifty-two weeks ended January 27, 2013, respectively	$15,000	$42,000

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

2. Long-Term Debt (continued)

The Company is party to a revolving credit facility with Bank of America, N.A. as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, and several other lending institutions (as amended, the “2011 Credit Facility”). The 2011 Credit Facility matures February 22, 2016, and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions, issuance of letters of credit, refinancing and payment of fees. While the Company currently has no material domestic subsidiaries, other entities will guarantee the Company’s obligations under the 2011 Credit Facility if and when they become material domestic subsidiaries of the Company during the term of the 2011 Credit Facility.
The 2011 Credit Facility provides for total borrowings of up to $175,000. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lender(s) to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25,000, of which $12,946 and $12,926 was outstanding at April 28, 2013 and January 27, 2013, respectively. The beneficiaries of these letters of credit are the Company’s workers’ compensation and general liability insurance carriers. The 2011 Credit Facility also includes a swing line sublimit of $10,000.
At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of April 28, 2013 and January 27, 2013, all outstanding borrowings bore interest at LIBOR plus an applicable margin.
The commitment fee calculated on the unused portions of the 2011 Credit Facility ranges from 0.20% to 0.35% per annum.
The 2011 Credit Facility contains a number of affirmative and restrictive covenants, including limitations on the Company's ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

3. Fair Value Measurements
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

4. Deferred Lease Costs
From time to time, the Company agrees to make certain payments in order to acquire the rights to lease agreements. During the thirteen weeks ended April 28, 2013, the Company obtained the rights to four properties under lease agreements executed in November 2012 that included an inducement payment. This resulted in a transfer of $14,205 from restricted cash to a third party, at which time the amount was capitalized and recorded as "Deferred lease costs" on the accompanying Consolidated Balance Sheets. Deferred lease costs are recognized as rent expense over the primary lease term of the related agreements using the straight-line amortization method.

5. Employee Benefits

Long-Term Cash Incentive Program

In March 2012, the Company adopted The Fresh Market, Inc. Long-Term Cash Incentive Program for Select Employees (the “Program”), in which the Company’s executive officers do not participate. The purpose of the Program is to provide incentives and reward employees for achieving specified performance goals over a performance period.
Under the Program, the Company grants awards, which entitle participants to receive cash bonuses based upon the Company’s achievement of specified performance goals encompassing a three year fiscal performance period. The Company granted awards during the thirteen weeks ended April 28, 2013 and April 29, 2012, under the Program to its participants. At

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

5. Employee Benefits (continued)
each reporting period, the Company evaluates the potential amount of the awards payable based on its estimated level of its performance. These awards are expensed over the respective performance period on a straight-line basis. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions.
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
The Company has determined that the achievement of the performance goal for the Program is probable as of the end of the thirteen weeks ended April 28, 2013 and April 29, 2012, and, accordingly, recorded an expense of $368 and $58, respectively.

6. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. As of April 28, 2013, approximately 2,300,000 shares of the Company’s common stock were available for share-based awards.

Stock Options - 2010 Omnibus Incentive Compensation Plan
For the thirteen weeks ended April 28, 2013, the Company granted non-qualifying stock options representing approximately 130,000 shares of common stock to employees. Options are granted at an option price equal to the closing price of the Company's common stock on the grant date and vest in 25% annual increments on each of the first four anniversaries of the grant date. Options expire ten years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.
As of April 28, 2013 and January 27, 2013, respectively, there were approximately 822,000 and 760,000 nonvested stock options outstanding and approximately $6,868 and $5,900 of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted-average remaining service period of approximately 2.8 years.
Share-based compensation expense related to stock options recognized during the thirteen weeks ended April 28, 2013 and April 29, 2012 totaled $716 and $673, respectively. Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

Restricted Stock Units - 2010 Omnibus Incentive Compensation Plan

For the thirteen weeks ended April 28, 2013, the Company awarded approximately 23,000 shares of restricted stock units (RSUs) to employees. The RSUs vest in 25% annual increments on each of the first four anniversaries of the grant date and the fair value is equal to the closing price of the Company’s common stock on the grant date.
As of April 28, 2013 and January 27, 2013, total remaining unearned compensation cost related to nonvested RSUs was approximately $2,356 and $1,609, respectively, which will be recognized over the weighted-average remaining service period of approximately 2.8 years.
The Company recognized $312 and $226 of share-based compensation expense related to the RSUs for the thirteen weeks ended April 28, 2013 and April 29, 2012, respectively. Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan
The Company grants restricted stock awards (RSAs) to non-employee directors, which vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. The fair value of the RSAs is equal to the closing price of the Company’s common stock on the grant date.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

6. Share-based Compensation (continued)
As of April 28, 2013 and January 27, 2013, total remaining unearned compensation cost related to nonvested RSAs was $45 and $150, respectively, which will be recognized over the weighted-average remaining service period of approximately 0.1 years.
The Company did not grant any RSAs to non-employee directors for the thirteen weeks ended April 28, 2013. The Company recognized $105 and $75 of share-based compensation expense related to RSAs for the thirteen weeks ended April 28, 2013 and April 29, 2012, respectively. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Executive Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan
In March 2013, the Company granted approximately 81,000 shares of RSAs to its executive officers. The grant was comprised of two types of RSAs under the 2010 Omnibus Incentive Compensation Plan: RSAs that are subject to three year cliff-based vesting, and RSAs that vest in annual 25% increments over a four-year period beginning on the grant date. Upon vesting, the risk of forfeiture and restrictions on transferability lapse. The Company recognizes the related compensation expense on a straight-line basis over the required service period. The fair value of the executive RSAs is equal to the closing price of the Company’s common stock on the grant date.
As of April 28, 2013, total remaining unearned compensation cost related to nonvested executive RSAs was approximately $3,158, which will be recognized over the weighted-average remaining service period of approximately 2.9 years.
The Company recorded share-based compensation expense related to the executive RSAs of approximately $110 for the thirteen weeks ended April 28, 2013, which is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Performance Share Awards - 2010 Omnibus Incentive Compensation Plan
The Performance Share Award Agreement, approved by the Board of Directors in March 2012, provides for the issuance of performance shares ("Performance Shares") under the 2010 Omnibus Incentive Compensation Plan, to executive officers and certain other members of the Company's management team based upon an established performance goal. The Performance Shares are subject to performance conditions and time-based cliff vesting on the last day of the performance period defined below. Upon vesting, the risk of forfeiture and restrictions on transferability lapse. The fair value of the Performance Shares is equal to the closing price of the Company’s common stock on the grant date.
The performance goal is defined as a specified cumulative three-year earnings per share amount for the fiscal 2012 through 2014 performance period. The actual number of Performance Shares which vest for each participant is set at a minimum threshold of 0% of the participant's target number of Performance Shares and could increase to up to 150% of the target based upon performance results. Actual performance against the performance goal will be measured at the end of the performance period and approved by the Compensation Committee of the Board of Directors of the Company (the "Committee"). Expense is recorded over the required performance period, subject to management's assessment of the expected performance outcome.
The Company did not grant any Performance Shares for the thirteen weeks ended April 28, 2013. The Company recorded share-based compensation expense related to Performance Shares of approximately $104 and $42 for the thirteen weeks ended April 28, 2013 and April 29, 2012, respectively, which is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Performance Share Units - 2010 Omnibus Incentive Compensation Plan
In March 2013, the Committee adopted a Performance Share Unit Award Agreement under the 2010 Omnibus Incentive Compensation Plan. At that time, the Company awarded approximately 28,000 performance share units ("PSUs") to executive officers and certain other members of the Company's management team based upon an established performance goal. The PSUs are subject to performance conditions and time-based cliff vesting on the last day of the performance period defined below, and settle in shares of the Company's common stock upon vesting. The fair value of the PSUs is equal to the closing price of the Company’s common stock on the grant date.
The performance goal is defined as a specified cumulative three-year earnings per share amount for the fiscal 2013 through 2015 performance period. The actual number of PSUs which vest for each participant is set at a minimum threshold of 0% of the participant's target number of PSUs and could increase to up to 150% of the target based upon performance results.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

6. Share-based Compensation (continued)
Actual performance against the performance goal will be measured at the end of the performance period and approved by the Committee. Expense is recorded over the required performance period, subject to management's assessment of the expected performance outcome.
The Company recorded share-based compensation expense related to PSUs of approximately $45 for the thirteen weeks ended April 28, 2013, which is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Employee Stock Purchase Plan
In November 2010, The Fresh Market, Inc. Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board of Directors and stockholders. Beginning July 1, 2011, eligible employees may purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. As of April 28, 2013, approximately 993,000 shares of common stock were available for issuance under the ESPP.
During the thirteen weeks ended April 28, 2013 and April 29, 2012, 1,372 and 1,007 shares of the Company’s common stock were purchased under the ESPP, which resulted in proceeds of $55 and $46, respectively.

7. Earnings per Share

 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs, RSAs and executive RSAs. The Company excluded the dilutive effect of its Performance Shares awards and PSUs since the related performance conditions had not been satisfied as of the thirteen weeks ended April 28, 2013 and April 29, 2012.
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended
	April 28, 2013	April 29, 2012

Net income available to common stockholders (numerator for basic and diluted earnings per share)	$22,120	$19,270

Weighted average common shares outstanding (denominator for basic earnings per share)	48,159,785	48,046,251
Potential common shares outstanding:
Incremental shares from share-based awards	166,667	209,395
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,326,452	48,255,646

Basic and diluted earnings per share	$0.46	$0.40

For the thirteen weeks ended April 28, 2013 and April 29, 2012, there were approximately 325,000 and 125,000 shares, respectively, excluded from the computation of diluted weighted average common shares outstanding because such shares were antidilutive.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)
(unaudited)

8. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings in the normal course of business, including, labor and employment, premises, personal injury, product liability and general liability claims, and claims related to commercial and leasing matters. In the opinion of management, the resolution of currently pending matters, other than those described or referred to in the following paragraphs, will not have a material adverse effect on the Company's financial condition or results of operations. However, because of the nature and inherent uncertainties of litigation, the Company cannot predict with certainty the ultimate resolution of these actions and, should the outcome of these actions be unfavorable, the Company's business, financial position, results of operations or cash flows could be materially and adversely affected.
The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If either or both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, discloses that the amount is not material, or discloses that an estimate of loss cannot be made. The Company expenses its legal fees as incurred.
In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the FASB's Accounting Standards Codification 450-20, Contingencies – Loss Contingencies, regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict and the Company’s view of these matters may change as the litigation and events unfold over time. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.
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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Fresh Market Inc. is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for its customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of April 28, 2013, we operated 131 stores in 25 states across the United States.
We believe several key differentiating elements of our business have enabled us to execute our strategy consistently and profitably across our expanding store base. We believe the differentiated shopping experience has helped us to expand our business primarily through favorable word-of-mouth publicity. Within our smaller-box format, we focus on higher-margin food categories and strive to deliver a more personal level of service and a more enjoyable shopping experience. Further, our smaller-box format is adaptable to different retail sites and configurations and has facilitated our successful growth. Additionally, we believe our disciplined, comprehensive approach to planning and merchandising and the support we provide our stores allow us to deliver a consistent shopping experience and financial performance across our store base.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, and other corporate administrative costs. Share-based compensation expenses include those arising from grants made under our 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs associated with the opening of new stores including costs associated with travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.
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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended
	April 28, 2013		April 29, 2012

	(amounts in thousands, except share and per share amounts)

Consolidated Statements of Income Data (unaudited):
Sales	$366,626	100.0%	$324,784	100.0%
Cost of goods sold	237,289	64.7%	212,093	65.3%
Gross profit	129,337	35.3%	112,691	34.7%
Selling, general and administrative expenses	81,478	22.2%	70,465	21.7%
Store closure and exit costs	140	0.0%	573	0.2%
Depreciation	12,335	3.4%	10,569	3.3%
Income from operations	35,384	9.7%	31,084	9.6%
Interest expense	244	0.1%	356	0.1%
Income before provision for income taxes	35,140	9.6%	30,728	9.5%
Tax provision	13,020	3.6%	11,458	3.5%
Net income	$22,120	6.0%	$19,270	5.9%

Net income per share
Basic and diluted	$0.46		$0.40
Shares used in computation of net income per share:
Basic	48,159,785		48,046,251
Diluted	48,326,452		48,255,646
Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended
	April 28, 2013	April 29, 2012

Other Operating Data (unaudited):
Number of stores at end of period	131	116
Comparable store sales growth (1)	3.0%	8.2%
Gross square footage at end of period (in thousands)	2,758	2,439
Average comparable store size (gross square feet) (2)	21,147	21,223
Comparable store sales per gross square foot during period (2)	$137	$134

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

Period to Period Comparisons

Thirteen Weeks Ended April 28, 2013 Compared to the Thirteen Weeks Ended April 29, 2012

Sales
Sales increased 12.9%, or $41.8 million, to $366.6 million for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012, resulting from a $9.1 million increase in comparable store sales and a $32.7 million increase in non-comparable store sales. There were 110 comparable stores and 21 non-comparable stores open at April 28, 2013.
Comparable store sales increased 3.0% for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012, driven by a 2.4% increase in the average transaction size and a 0.6% increase in the number of transactions at our comparable stores. Average customer transaction size for comparable stores increased to $31.91 for the thirteen weeks ended April 28, 2013, compared to $31.17 for the thirteen weeks ended April 29, 2012.

Gross Profit
Gross profit increased 14.8%, or $16.6 million, to $129.3 million for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012. The amount of the increase in gross profit attributable to increased sales was $14.5 million and the amount attributable to increased gross margin rate was $2.1 million. Gross margin rate increased 60 basis points to 35.3% for the thirteen weeks ended April 28, 2013, from 34.7% for the thirteen weeks ended April 29, 2012. The increase in our gross margin rate was primarily attributable to an increase in the merchandise margin, and also reflected a 10 basis point reduction in LIFO expense as a percentage of sales. The increase in our merchandise margin was driven by a reduction in our buying and supply chain expense and improved inventory management.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 15.6%, or $11.0 million, to $81.5 million for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended April 28, 2013, store-level compensation expenses increased $8.0 million, other store operating expenses increased $1.4 million and corporate administrative expenses increased $1.8 million, compared to the thirteen weeks ended April 29, 2012. The foregoing expense increases were partially offset by a decrease in other selling, general and administrative expenses for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012.
As a percentage of sales, selling, general and administrative expenses increased by 50 basis points to 22.2% for the thirteen weeks ended April 28, 2013, compared to 21.7% for the thirteen weeks ended April 29, 2012. The increase in the selling, general and administrative expense rate was primarily attributable to higher employee healthcare claim costs for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012. Additionally, from a rate perspective, we incurred slightly higher store expenses related to the increase in management headcount associated with new store openings that will occur later this year and an incremental layering of expenses related to our share-based compensation programs.

Income from Operations
Depreciation increased 16.7%, or $1.8 million, to $12.3 million for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012, principally due to store unit growth.
Income from operations increased 13.8%, or $4.3 million, to $35.4 million for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012. Income from operations as a percentage of sales for the thirteen weeks ended April 28, 2013 increased 10 basis points to 9.7% from 9.6% for the thirteen weeks ended April 29, 2012. The increase was primarily attributable to an improvement in gross margin rate, which fully offset the increase in health care claim costs.

Interest Expense
Interest expense decreased 31.4% to $0.2 million for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012, due primarily to reduced weighted average borrowings under the 2011 Credit Facility. Our weighted-average interest rate has increased due to the commitment fee on our higher unused borrowings for the thirteen weeks ended April 28, 2013, compared to to the thirteen weeks ended April 29, 2012.

Income Tax Expense
Income taxes for the thirteen weeks ended April 28, 2013 resulted in an effective tax rate of approximately 37.1%, compared to approximately 37.3% for the thirteen weeks ended April 29, 2012. The lower tax rate was primarily due to various state and federal tax credit opportunities for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012.

Net Income
As a result of the foregoing, net income increased 14.8%, or $2.9 million, to $22.1 million for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012. Net income as a percentage of sales for the thirteen weeks ended April 28, 2013 increased to 6.0% from 5.9% for the thirteen weeks ended April 29, 2012.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations and borrowings under the 2011 Credit Facility. Our primary uses of cash are purchases of inventory, operating expenses, capital expenditures primarily for opening new stores and relocating and remodeling existing stores, debt service and corporate taxes. We believe that the cash generated from operations, together with the borrowing availability under the 2011 Credit Facility, will be sufficient to meet our working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores and relocating and remodeling existing stores and other strategic initiatives. These strategic initiatives include the replacement of store equipment and product display fixtures, investments in information technology and merchandising enhancements. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale.
At April 28, 2013, we had $11.0 million in cash and cash equivalents and $147.1 million in borrowing availability under the 2011 Credit Facility.
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
A summary of our operating, investing and financing activities is shown in the following table:

	For the Thirteen Weeks Ended
	April 28, 2013	April 29, 2012
Net cash provided by operating activities	$45,899	$35,603
Net cash used in investing activities	(17,158)	(10,476)
Net cash used in financing activities	(26,461)	(24,577)
Net increase in cash and cash equivalents	$2,280	$550

Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, realized gain or loss on disposal of property and equipment, share-based compensation, changes in deferred income taxes, and the effect of changes in assets and liabilities.

	For the Thirteen Weeks Ended
	April 28, 2013	April 29, 2012
Net income	$22,120	$19,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,390	10,624
(Gain) loss on disposal of property and equipment	(43)	32
Share-based compensation	1,392	1,016
Excess tax benefits from share-based compensation	(16)	(58)
Deferred income taxes	380	(793)
Changes in assets and liabilities	9,676	5,512
Net cash provided by operating activities	$45,899	$35,603

Net cash provided by operating activities increased 28.9%, or $10.3 million, to $45.9 million for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012. The increase in net cash provided by operating activities was primarily due to an increase in net income and working capital improvements.

Investing Activities
Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Thirteen Weeks Ended
	April 28, 2013	April 29, 2012
Purchases of property and equipment	$(17,219)	$(17,106)
Proceeds from sale of property and equipment	61	6,630
Net cash used in investing activities	$(17,158)	$(10,476)

Capital expenditures increased 0.7%, or $0.1 million, to $17.2 million for the thirteen weeks ended April 28, 2013, compared to the thirteen weeks ended April 29, 2012. For the thirteen weeks ended April 28, 2013, $13.7 million of the capital expenditures related to new, remodeled, or relocated stores, compared to $14.3 million for the thirteen weeks ended April 29, 2012. In April 2012, we received proceeds of $6.6 million from a land and building sale-leaseback transaction.
We plan to spend approximately $130.0 million to $150.0 million on capital expenditures during fiscal 2013, primarily related to real estate investments.
We plan to open 19 to 22 new stores during fiscal 2013, two of which were open as of April 28, 2013.

Financing Activities
Cash used in financing activities consists principally of borrowings and payments under the 2011 Credit Facility. We currently do not intend to pay cash dividends on our common stock.

	For the Thirteen Weeks Ended
	April 28, 2013	April 29, 2012
Borrowings on revolving credit note	$109,862	$110,517
Payments made on revolving credit note	(136,862)	(135,417)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	55	46
Excess tax benefits from share-based compensation	16	58
Payments on withholding tax for restricted stock unit vesting	(66)	—
Proceeds from exercise of share-based compensation awards	534	219
Net cash used in financing activities	$(26,461)	$(24,577)

Net cash used in financing activities for the thirteen weeks ended April 28, 2013 increased 7.7%, or $1.9 million to $26.5 million mostly due to a net paydown of our debt compared to the thirteen weeks ended April 29, 2012. We reduced the debt balance by $27.0 million for the thirteen weeks ended April 28, 2013, compared to a reduction of $24.9 million for the thirteen weeks ended April 29, 2012. Cash inflows from financing activities was primarily attributable to proceeds due to the exercise of share-based compensation awards.

Revolving Credit Facility
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
The commitment fee calculated on the unused portions of the 2011 Credit Facility ranges from 0.20% to 0.35% per annum. As of April 28, 2013 and January 27, 2013, all outstanding borrowings bore interest at LIBOR plus an applicable margin.
The 2011 Credit Facility contains a number of affirmative and restrictive covenants, including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.
In addition, the 2011 Credit Facility provides that we will be required to maintain the following financial ratios:

•
a consolidated maximum leverage ratio as of the end of any quarter of not more than 4.25 to 1.00, based upon the ratio of (i) adjusted funded debt (as defined in the 2011 Credit Facility) to (ii) EBITDAR (as defined in the 2011 Credit Facility) over the period consisting of the four fiscal quarters ending on or before the determination date, and

•
a consolidated fixed charge coverage ratio of not less than 1.70 to 1.00, based upon the ratio of (i) EBITDAR (as defined in the 2011 Credit Facility) less cash taxes paid by us and certain discretionary distributions over the period consisting of the four fiscal quarters ending on or immediately prior to the determination date to (ii) the sum of interest expense, cash lease and rent expense and the current portion of capitalized lease obligations for such period and the current portion of long-term liabilities for the four fiscal quarters ending as of the end of any quarter on or prior to the determination date.

We were in compliance with all debt covenants under the 2011 Credit Facility as of April 28, 2013.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at April 28, 2013 consisted of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations and operating lease obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the thirteen weeks ended April 28, 2013. For a more comprehensive discussion of our contractual obligations see "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II Item 7, of our Annual Report on Form 10-K for the year ended January 27, 2013.

Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, as we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Critical accounting policies that affect our more significant judgment and estimates used in the preparation of our financial statements include, accounting for inventories, accounting for impairment of long-lived assets, accounting for closed store reserves, accounting for insurance reserves, accounting for income taxes and accounting for share-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies” in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II. Item 7, of our Annual Report on Form 10-K for the year ended January 27, 2013.

Seasonality
The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Inflation
While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen weeks ended April 28, 2013. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments. Our exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding our market risk position from the information provided under Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in our Form 10-K for the year ended January 27, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of April 28, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended April 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part 2. Other Information

Item 1. Legal Proceedings
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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended January 27, 2013.

Item 6. Exhibits

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
Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended April 28, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 6, 2013	THE FRESH MARKET, INC.

	By:	/s/ Jeffrey B. Short
Jeffrey B. Short
Vice President and Controller
(Principal Accounting Officer)