Form 10-Q
period 2013-07-28
Fresh Market, Inc.
filed 2013-09-06
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 1-34940

THE FRESH MARKET, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1311233
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

628 Green Valley Road, Suite 500 Greensboro, NC (Address of Principal Executive Offices)	27408 (Zip Code)

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of September 2, 2013 was 48,345,246 shares.

The Fresh Market, Inc.

Form 10-Q
For the Thirteen and Twenty-Six Weeks Ended July 28, 2013

  Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements in addition to historical information. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings to identify such forward-looking statements. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These “forward looking statements” may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

Our forward-looking statements contained in this Form 10-Q are based on management's current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The following are some of the factors that could cause or contribute to causing actual future results to differ materially from those expressed in any forward-looking statements: unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including the outcome of negotiations surrounding U.S. fiscal policy, which, even if resolved, may be adverse due to tax increases and spending cuts, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth, including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures, including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy, fuel and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

Any forward-looking statement made by us in this Form 10-Q speaks only as of the date hereof. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission, on our website, or otherwise.

Part I. Financial Information

Item 1. Financial Statements
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	July 28, 2013	January 27, 2013
Assets
Current assets:
Cash and cash equivalents	$15,973	$8,737
Accounts receivable, net	6,373	6,830
Inventories	44,527	43,985
Prepaid expenses and other current assets	4,339	7,675
Income tax benefit	4,537	—
Deferred income taxes	3,776	3,784
Total current assets	79,525	71,011
Property and equipment:
Land	2,846	2,846
Buildings	56,197	19,106
Store fixtures and equipment	288,455	272,249
Leasehold improvements	187,766	170,483
Office furniture, fixtures, and equipment	13,030	12,224
Automobiles	1,373	1,335
Construction in progress	40,547	18,661
Total property and equipment	590,214	496,904
Accumulated depreciation	(228,455)	(207,060)
Total property and equipment, net	361,759	289,844
Restricted cash	—	14,205
Other assets	8,053	10,309
Total assets	$449,337	$385,369

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$39,610	$35,634
Accrued liabilities	62,090	54,385
Total current liabilities	101,700	90,019
Long-term debt	29,500	42,000
Capital lease obligations	15,517	—
Deferred income taxes	24,453	24,053
Deferred rent	12,166	11,341
Other liabilities	25,770	20,097
Total noncurrent liabilities	107,406	97,491

Commitments and contingencies (Notes 2, 4 and 8)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,216,946 and 48,144,620 shares issued and outstanding as of July 28, 2013 and January 27, 2013, respectively	482	482
Additional paid-in capital	110,049	105,431
Retained earnings	129,700	91,946
Total stockholders' equity	240,231	197,859
Total liabilities and stockholders' equity	$449,337	$385,369

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended			For the Twenty-Six Weeks Ended
	July 28, 2013	July 29, 2012		July 28, 2013	July 29, 2012

Sales	$354,764	$312,997		$721,390	$637,781
Cost of goods sold (exclusive of depreciation shown separately)	233,486	206,255		470,775	418,348
Gross profit	121,278	106,742		250,615	219,433

Operating expenses:
Selling, general and administrative expenses	82,526	74,032		164,004	144,497
Store closure and exit costs	133	152		273	725
Depreciation	12,707	10,846		25,042	21,415
Income from operations	25,912	21,712		61,296	52,796
Interest expense	1,221	227		1,465	583
Income before provision for income taxes	24,691	21,485		59,831	52,213
Tax provision	9,057	8,156		22,077	19,614

Net income	$15,634	$13,329		$37,754	$32,599

Net income per share:
Basic and diluted	$0.32	$0.28		$0.78	$0.68

Weighted-average common shares outstanding:
Basic	48,196,427	48,057,232	—	48,178,106	48,051,741

Diluted	48,395,609	48,283,403		48,356,482	48,260,407

Comprehensive income:
Net income	$15,634	$13,329		$37,754	$32,599
Other comprehensive income	—	—		—	—

Total comprehensive income	$15,634	$13,329		$37,754	$32,599

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance at January 29, 2012	48,040,083	$481	$98,622	$27,813	$126,916

Exercise of share-based awards	77,209	1	1,717	—	1,718
Issuance of common stock pursuant to restricted stock units	16,964	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	3,751	—	185	—	185
Issuance of restricted stock awards	6,613	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(492)	—	(492)
Share-based compensation	—	—	4,259	—	4,259
Tax benefit related to exercise of share-based awards	—	—	1,140	—	1,140
Net income	—	—	—	64,133	64,133

Balance at January 27, 2013	48,144,620	$482	$105,431	$91,946	$197,859

Exercise of share-based awards	59,590	—	1,481	—	1,481
Issuance of common stock pursuant to restricted stock units	2,867	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	2,631	—	115	—	115
Issuance of restricted stock awards	7,238	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(72)	—	(72)
Share-based compensation	—	—	2,923	—	2,923
Tax benefit related to exercise of share-based awards	—	—	171	—	171
Net income	—	—	—	37,754	37,754

Balance at July 28, 2013	48,216,946	$482	$110,049	$129,700	$240,231

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Twenty-Six Weeks Ended
	July 28, 2013	July 29, 2012
Operating activities
Net income	$37,754	$32,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,152	21,526
(Gain) loss on disposal of property and equipment	4	61
Share-based compensation	2,923	2,099
Excess tax benefits from share-based compensation	(171)	(74)
Deferred income taxes	408	(1,429)
Change in assets and liabilities:
Accounts receivable	457	(886)
Inventories	(542)	1,115
Prepaid expenses and other assets	(2,054)	(5,391)
Accounts payable	3,976	1,106
Accrued and other liabilities	1,714	2,164
Net cash provided by operating activities	69,621	52,890

Investing activities
Purchases of property and equipment	(51,650)	(41,892)
Proceeds from sale of property and equipment	70	6,678
Net cash used in investing activities	(51,580)	(35,214)

Financing activities
Borrowings on revolving credit note	253,280	233,193
Payments made on revolving credit note	(265,780)	(250,893)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	115	88
Excess tax benefits from share-based compensation	171	74
Payments on withholding tax for restricted stock unit vesting	(72)	—
Proceeds from exercise of share-based compensation awards	1,481	320
Net cash used in financing activities	(10,805)	(17,218)

Net increase in cash and cash equivalents	7,236	458
Cash and cash equivalents at beginning of period	8,737	10,681

Cash and cash equivalents at end of period	$15,973	$11,139

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$291	$497

Cash paid during the period for taxes	$32,113	$27,318

Non-cash investing and financing activities:
Property and equipment additions via financings	$3,507	$—

Buildings acquired via capital leases	$31,870	$—

See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.
Notes to Consolidated Financial Statements
July 28, 2013
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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Perishable	67.0%	67.4%	66.4%	66.7%
Non-perishable	33.0%	32.6%	33.6%	33.3%

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

2. Long-Term Debt

Long-term debt is as follows:

	July 28, 2013	January 27, 2013
Unsecured revolving credit note, with maximum available borrowings of $175,000 at July 28, 2013 and January 27, 2013, interest payable monthly at one-month LIBOR plus a margin, weighted-average annual interest rate of 3.9% and 2.7% for the twenty-six weeks ended July 28, 2013 and the fifty-two weeks ended January 27, 2013, respectively	$29,500	$42,000

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

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
The 2011 Credit Facility provides for total borrowings of up to $175,000. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lenders to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25,000, of which $13,667 and $12,926 was outstanding at July 28, 2013 and January 27, 2013, respectively. The beneficiaries of these letters of credit are predominantly the Company’s workers’ compensation and general liability insurance carriers. The 2011 Credit Facility also includes a swing line sublimit of $10,000.
At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of July 28, 2013 and January 27, 2013, all outstanding borrowings bore interest at LIBOR plus an applicable margin.
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

4. Leases
The Company has leases which are accounted for as capital leases. The related assets are included in the “Buildings” line item as part of Property and Equipment and are depreciated over the primary term of the related leases. Capital lease assets and liabilities are recorded at the lesser of the net present value of minimum lease payments or at the fair market value based on comparable market data. The Company does not recognize rent expense for capital leases. Rather, rental payments under the leases are recognized as a reduction of the capital lease obligations and as interest expense.
In certain instances, the Company has leases in which it is considered the owner of the building for accounting purposes and records the building in Property and Equipment and a corresponding financing obligation in “Other liabilities" on its Consolidated Balance Sheet. The asset is then depreciated over the primary lease term and rental payments for these properties are recognized as a reduction of the financing obligation and as interest expense.
During the thirteen weeks ended April 28, 2013, the Company took possession of the properties related to four leases entered into as part of an earlier agreement that was set forth in its Annual Report on Form 10-K for the year ended January 27, 2013. The agreement for these lease rights required a payment of approximately $17,200, which was recorded as "Deferred lease costs" on the Consolidated Balance Sheets for the Form 10-Q as of April 28, 2013. The Company determined that each lease was an operating lease, which the Company subsequently determined was not correct, and consistent with accounting for operating leases, the $17,200 payment would be amortized as rent expense over the primary lease term.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

4. Leases (continued)
During the thirteen weeks ended July 28, 2013, the Company determined the four leases should be classified as capital leases rather than operating leases. The Company concluded that the impact of the change from operating lease classification to capital lease classification was not material to the Consolidated Financial Statements presented in the Form 10-Q as of April 28, 2013 and the Form 10-K as of January 27, 2013.
The change in the classification of the leases would have resulted in an increase of approximately $31,900 to building assets, an increase in capital lease obligations of approximately $15,000, a decrease of approximately $17,100 to deferred lease costs, and other insignificant adjustments to deferred rent, deferred taxes, and income tax payable on the Consolidated Balance Sheets as of April 28, 2013 and a decrease of approximately $400 to rent expense (recognized in cost of goods sold), an increase of approximately $300 to interest expense, and an insignificant adjustment to income tax expense resulting in Net Income being understated by approximately $70 on the Consolidated Statements of Comprehensive Income for the thirteen weeks ended April 28, 2013. The accompanying Consolidated Financial Statements as of and for the thirteen and twenty-six weeks ended July 28, 2013 presented in this Form 10-Q reflect these immaterial adjustments required as a result of the change in the lease classification.
Also, the change in the classification of these leases resulted in the $17,200 payment being moved from Net Cash Provided by Operating Activities to Net Cash Used in Investing Activities on the Consolidated Statements of Cash Flows for the year ended January 27, 2013, which will be reflected in the Consolidated Statements of Cash Flows to be presented as comparative prior period information in the Form 10-K for the year ended January 26, 2014.
The following is a summary of future minimum lease payments for capital lease and financing obligations as of July 28, 2013:

Fiscal Year	Capital Lease and Financing Obligations
Remainder of 2013	$1,986
2014	4,248
2015	4,248
2016	4,248
2017	4,248
Thereafter	43,777
Gross lease commitment	62,755
Less: interest	(41,462)
Net lease commitment	$21,293

5. Employee Benefits

Long-Term Cash Incentive Program

In March 2012, the Company adopted The Fresh Market, Inc. Long-Term Cash Incentive Program for Select Employees (the “Program”), in which the Company’s executive officers do not participate. The purpose of the Program is to provide incentives and reward employees for achieving specified performance goals over a performance period.
Under the Program, the Company grants awards, which entitle participants to receive cash bonuses based upon the Company’s achievement of specified performance goals encompassing a three year fiscal performance period. The Company granted awards under the Program to its participants during the twenty-six weeks ended July 28, 2013 and July 29, 2012. At each reporting period, the Company evaluates the potential amount of the awards payable based on the estimated level of its performance. These awards are expensed over the respective performance period on a straight-line basis. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in estimated performance.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

5. Employee Benefits (continued)
 Each participant receives a percentage of the applicable target amount for the performance period based on achievement of the performance goals and formulas. The Program’s award payouts will vary based on the achievement of the pre-established target and can range from 33% to 150% of the target award. Each participant is entitled to a minimum of one-third of the target amount, which will be paid in three annual payments over the three-year vesting period. At the end of the three-year period, each participant is eligible for a final payout based upon the Company’s specific measurement criteria. There will be no additional payout unless the threshold for the applicable performance goal is reached, and the participant must be employed by the Company at the end of the performance period to be eligible for payment of an award.
The Company has determined that the achievement of the performance goals for the Program is probable and recorded expense of $155 and $206 for the thirteen weeks ended July 28, 2013 and July 29, 2012, respectively, and an expense of $523 and $264 for the twenty-six weeks ended July 28, 2013 and July 29, 2012, respectively.

6. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. As of July 28, 2013, approximately 2,200,000 shares of the Company’s common stock were available for share-based awards.

Stock Options - 2010 Omnibus Incentive Compensation Plan
For the twenty-six weeks ended July 28, 2013, the Company granted non-qualifying stock options representing approximately 138,000 shares of common stock to employees. Options are granted at an option price equal to the closing price of the Company's common stock on the grant date and vest in 25% annual increments on each of the first four anniversaries of the grant date. Options expire ten years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.
As of July 28, 2013 and January 27, 2013, respectively, there were approximately 790,000 and 760,000 nonvested stock options outstanding and approximately $6,200 and $5,900 of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted-average remaining service period of approximately 2.6 years.
Share-based compensation expense related to stock options recognized during the thirteen weeks ended July 28, 2013 and July 29, 2012 totaled $728 and $726, respectively. Share-based compensation expense related to stock options recognized during the twenty-six weeks ended July 28, 2013 and July 29, 2012 totaled $1,444 and $1,399, respectively. Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

Restricted Stock Units - 2010 Omnibus Incentive Compensation Plan

For the twenty-six weeks ended July 28, 2013, the Company awarded restricted stock units ("RSUs") representing approximately 25,000 shares of common stock to its employees. The RSUs vest in 25% annual increments on each of the first four anniversaries of the grant date and the fair value is equal to the closing price of the Company’s common stock on the grant date.
As of July 28, 2013 and January 27, 2013, total remaining unearned compensation cost related to nonvested RSUs was approximately $2,200 and $1,600, respectively, which will be recognized over the weighted-average remaining service period of approximately 2.7 years.
The Company recognized $269 and $160 of share-based compensation expense related to the RSUs for the thirteen weeks ended July 28, 2013 and July 29, 2012, respectively. Share-based compensation expense related to all the RSUs outstanding for the twenty-six weeks ended July 28, 2013 and July 29, 2012 totaled $581 and $386, respectively. Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Share-based Compensation (continued)
Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan
For the twenty-six weeks ended July 28, 2013, the Company granted approximately 9,000 restricted stock awards ("RSAs") to its non-employee directors. RSAs vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. The fair value of the RSAs is equal to the closing price of the Company’s common stock on the grant date.
As of July 28, 2013 and January 27, 2013, total remaining unearned compensation cost related to nonvested RSAs was approximately $350 and $150, respectively, which will be recognized over the weighted-average remaining service period of approximately 0.9 years.
The Company recognized $106 and $99 of share-based compensation expense related to the RSAs for the thirteen weeks ended July 28, 2013 and July 29, 2012, respectively. The Company also recognized $211 and $174 of share-based compensation expense related to all RSAs outstanding for the twenty-six weeks ended July 28, 2013 and July 29, 2012, respectively. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Executive Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan
For the twenty-six weeks ended July 28, 2013, the Company granted approximately 89,000 RSAs to its executive officers. The grant was comprised of two types of RSAs under the 2010 Omnibus Incentive Compensation Plan: RSAs that are subject to three-year cliff-based vesting, and RSAs that vest in annual 25% increments over a four-year period beginning on the grant date. Upon vesting, the risk of forfeiture and restrictions on transferability lapse. The Company recognizes the related compensation expense on a straight-line basis over the required service period. The fair value of the executive RSAs is equal to the closing price of the Company’s common stock on the grant date.
As of July 28, 2013, total remaining unearned compensation cost related to nonvested executive RSAs was approximately $3,300, which will be recognized over the weighted-average remaining service period of approximately 2.6 years.
The Company recorded share-based compensation expense related to the executive RSAs of approximately $277 and $387 for the thirteen and twenty-six weeks ended July 28, 2013, respectively, which is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Performance Share Awards - 2010 Omnibus Incentive Compensation Plan
The Performance Share Award Agreement, approved by the Board of Directors in March 2012, provides for the issuance of performance shares ("Performance Shares") under the 2010 Omnibus Incentive Compensation Plan to executive officers and certain other members of the Company's management team based upon an established performance goal. The Performance Shares are subject to performance conditions and time-based cliff vesting on the last day of the performance period defined below. Upon vesting, the risk of forfeiture and restrictions on transferability lapse. The fair value of the Performance Shares is equal to the closing price of the Company’s common stock on the grant date.
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
The Company did not grant any Performance Shares for the twenty-six weeks ended July 28, 2013. The Company recorded share-based compensation expense related to Performance Shares of approximately $30 and $98 for the thirteen weeks ended July 28, 2013 and July 29, 2012, respectively. The Company also recorded share-based compensation expense related to Performance Shares of approximately $134 and $140 for the twenty-six weeks ended July 28, 2013 and July 29, 2012, respectively. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Share-based Compensation (continued)
Performance Share Units - 2010 Omnibus Incentive Compensation Plan
In March 2013, the Committee adopted a Performance Share Unit Award Agreement under the 2010 Omnibus Incentive Compensation Plan. For the twenty-six weeks ended July 28, 2013, the Company awarded approximately 30,000 performance share units ("PSUs") to its executive officers and certain other members of the Company's management team based upon an established performance goal. The PSUs are subject to performance conditions and time-based cliff vesting on the last day of the performance period defined below and settle in shares of the Company's common stock upon vesting. The fair value of the PSUs is equal to the closing price of the Company’s common stock on the grant date.
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
The Company recorded share-based compensation expense related to PSUs of approximately $109 and $154 for the thirteen and twenty-six weeks ended July 28, 2013, which is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Deferred Stock Units - 2010 Omnibus Incentive Compensation Plan
In June 2013, the Company granted approximately 1,600 deferred stock units ("DSUs"), which are elections made by certain non-employee directors that enable them to receive all of their retainer payments in the form of the Company's common stock. DSUs vest when issued and are converted to common stock upon separation of service. The fair value of the DSUs is equal to the closing price of the Company's common stock on the grant date.
As of July 28, 2013, total remaining unearned compensation cost related to DSUs was $68, which will be recognized over the weighted-average remaining service period of approximately 0.9 years.
The Company recognized $12 of share-based compensation expense related to DSUs for the thirteen and twenty-six weeks ended July 28, 2013. Share-based compensation expense is recorded in the "Selling, general and administrative expenses" line item on the accompanying Consolidated Statements of Comprehensive Income.
Employee Stock Purchase Plan
In November 2010, The Fresh Market, Inc. Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board of Directors and stockholders. Since July 1, 2011, eligible employees have had the option to purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. As of July 28, 2013, approximately 992,000 shares of common stock were available for issuance under the ESPP.
During the thirteen weeks ended July 28, 2013 and July 29, 2012, 1,259 and 830 shares of the Company’s common stock, respectively, were purchased under the ESPP, which resulted in proceeds of $60 and $42, respectively. During the twenty-six weeks ended July 28, 2013 and July 29, 2012, 2,631 and 1,837 shares of the Company's common stock, respectively, were purchased under the ESPP, which resulted in proceeds of $115 and $88, respectively.

7. Earnings per Share

 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs, RSAs, executive RSAs and DSUs. The Company excluded the dilutive effect of its Performance Share awards and PSUs since the related performance conditions had not been satisfied for the thirteen and twenty-six weeks ended July 28, 2013 and July 29, 2012.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

7. Earnings per Share (continued)
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Net income available to common stockholders (numerator for basic and diluted earnings per share)	$15,634	$13,329	$37,754	$32,599

Weighted-average common shares outstanding (denominator for basic earnings per share)	48,196,427	48,057,232	48,178,106	48,051,741
Potential common shares outstanding:
Incremental shares from share-based awards	199,182	226,171	178,376	208,666
Weighted-average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,395,609	48,283,403	48,356,482	48,260,407

Basic and diluted earnings per share	$0.32	$0.28	$0.78	$0.68

For the thirteen weeks ended July 28, 2013 and July 29, 2012, there were approximately 302,000 and 282,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive. For the twenty-six weeks ended July 28, 2013 and July 29, 2012, there were approximately 327,000 and 232,000 shares, respectively, that were antidilutive.

8. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various legal proceedings in the normal course of business, including labor and employment, premises, personal injury, product liability and general liability claims, and claims related to commercial and leasing matters. In the opinion of management, the resolution of currently pending matters, other than those described or referred to in the following paragraphs, will not have a material adverse effect on the Company's financial condition or results of operations. However, because of the nature and inherent uncertainties of litigation, the Company cannot predict with certainty the ultimate resolution of these actions and, should the outcome of these actions be unfavorable, the Company's business, financial position, results of operations or cash flows could be materially and adversely affected.
The Company reviews the status of its legal proceedings and records a provision for a liability when it is considered probable that both a liability has been incurred and the amount of the loss can be reasonably estimated. This review is updated periodically as additional information becomes available. If either or both of the criteria are not met, the Company reassesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a loss may be incurred, the Company discloses the estimate of the amount of the loss or range of losses, that the amount is not material, or that an estimate of loss cannot be made. The Company expenses its legal fees as incurred.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

8. Commitments and Contingencies (continued)
In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the FASB's Accounting Standards Codification 450-20, Contingencies – Loss Contingencies, regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict and the Company’s view of these matters may change as the litigation and events unfold over time. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Fresh Market, Inc. is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for its customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of July 28, 2013, we operated 136 stores in 26 states across the United States.
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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 28, 2013		July 29, 2012		July 28, 2013		July 29, 2012

	(amounts in thousands, except share and per share amounts)

Consolidated Statements of Income Data (unaudited):
Sales	$354,764	100.0%	$312,997	100.0%	$721,390	100.0%	$637,781	100.0%
Cost of goods sold	233,486	65.8%	206,255	65.9%	470,775	65.3%	418,348	65.6%
Gross profit	121,278	34.2%	106,742	34.1%	250,615	34.7%	219,433	34.4%
Selling, general and administrative expenses	82,526	23.3%	74,032	23.7%	164,004	22.7%	144,497	22.7%
Store closure and exit costs	133	0.0%	152	0.0%	273	0.0%	725	0.1%
Depreciation	12,707	3.6%	10,846	3.5%	25,042	3.5%	21,415	3.4%
Income from operations	25,912	7.3%	21,712	6.9%	61,296	8.5%	52,796	8.3%
Interest expense	1,221	0.3%	227	0.1%	1,465	0.2%	583	0.1%
Income before provision for income taxes	24,691	7.0%	21,485	6.9%	59,831	8.3%	52,213	8.2%
Tax provision	9,057	2.6%	8,156	2.6%	22,077	3.1%	19,614	3.1%
Net income	$15,634	4.4%	$13,329	4.3%	$37,754	5.2%	$32,599	5.1%

Net income per share
Basic and diluted	$0.32		$0.28		$0.78		$0.68
Shares used in computation of net income per share:
Basic	48,196,427		48,057,232		48,178,106		48,051,741
Diluted	48,395,609		48,283,403		48,356,482		48,260,407
Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Other Operating Data (unaudited):
Number of stores at end of period	136	121	136	121
Comparable store sales growth (1)	3.4%	8.0%	3.2%	8.1%
Gross square footage at end of period (in thousands)	2,854	2,551	2,854	2,551
Average comparable store size (gross square feet) (2)	21,083	21,212	21,114	21,217
Comparable store sales per gross square foot during period (2)	$131	$127	$267	$261

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

Items Impacting Comparability
Thirteen Weeks Ended July 29, 2012
Items impacting comparability between the thirteen weeks ended July 28, 2013 and the thirteen weeks ended July 29, 2012 include the following:

•
Approximately $0.5 million, or $0.01 per share on a diluted basis, for the thirteen weeks ended July 29, 2012, in issuance costs incurred in connection with our secondary offering of common stock. As agreed upon by and among us and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions. We received no proceeds in connection with the public offering, and all fees and expenses incurred during the thirteen weeks ended July 29, 2012 were expensed and included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.

•
We resolved two legal matters during the thirteen weeks ended July 29, 2012. The net amount of the settlement payments made and received related to these matters are included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income and totaled approximately $0.6 million on a pre-tax basis, which resulted in an after-tax reduction in earnings per share of approximately $0.01 per share on a diluted basis. Legal fees and related expenses in connection with these matters were expensed as incurred during the thirteen weeks ended July 29, 2012.

Period to Period Comparisons

Thirteen Weeks Ended July 28, 2013 Compared to the Thirteen Weeks Ended July 29, 2012

Sales
Sales increased 13.3%, or $41.8 million, to $354.8 million for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012, resulting from a $10.5 million increase in comparable store sales and a $31.3 million increase in non-comparable store sales. There were 115 comparable stores and 21 non-comparable stores open at July 28, 2013.
Comparable store sales increased 3.4% for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012, driven by a 1.8% increase in the number of transactions and a 1.6% increase in the average transaction size at our comparable stores. Average customer transaction size for comparable stores increased to $31.51 for the thirteen weeks ended July 28, 2013, compared to $31.02 for the thirteen weeks ended July 29, 2012.

Gross Profit
Gross profit increased 13.6%, or $14.5 million, to $121.3 million for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012. The amount of the increase in gross profit attributable to increased sales was $14.2 million and the amount attributable to increased gross margin rate was $0.3 million. The gross margin rate increased 10 basis points to 34.2% for the thirteen weeks ended July 28, 2013, from 34.1% for the thirteen weeks ended July 29, 2012. The increase in our gross margin rate was primarily attributable to a 30 basis point improvement in occupancy expense as a percentage of sales, partially offset by a reduction in our merchandise margin rate. The merchandise margin rate was impacted by increased product cost and a slight increase in promotional activities for the thirteen weeks ended July 28, 2013 as compared to the thirteen weeks ended July 29, 2012.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 11.5%, or $8.5 million, to $82.5 million for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended July 28, 2013, store-level compensation expenses increased $7.6 million and other store operating expenses increased $1.1 million.
As a percentage of sales, selling, general and administrative expenses decreased by 40 basis points to 23.3% for the thirteen weeks ended July 28, 2013, compared to 23.7% for the thirteen weeks ended July 29, 2012. The decrease in the selling, general and administrative expense rate for the thirteen weeks ended July 28, 2013 was primarily the result of a 30 basis point improvement related to the items impacting comparability, which included approximately $1.1 million in transaction costs and legal settlements for the thirteen weeks ended July 29, 2012. Additionally, there was improvement achieved from corporate general and administrative expenses as a percentage of sales that was mostly offset by an increase in employee healthcare claim costs and additional expense from annual share-based compensation for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012.

Depreciation Expense
Depreciation increased 17.2%, or $1.9 million, to $12.7 million for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012, principally due to store unit growth.

Income from Operations
Income from operations increased 19.3%, or $4.2 million, to $25.9 million for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012. Income from operations as a percentage of sales for the thirteen weeks ended July 28, 2013 increased 40 basis points to 7.3% from 6.9% for the thirteen weeks ended July 29, 2012. The increase was primarily attributable to the improvement in selling, general and administrative expense rate during the thirteen weeks ended July 28, 2013, as described above.

Interest Expense
Interest expense increased approximately $1.0 million to $1.2 million for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012, due primarily to $1.0 million of interest expense related to capital lease obligations for the thirteen weeks ended July 28, 2013. Our weighted-average borrowings under the 2011 Credit Facility have decreased, which caused the weighted-average interest rate to increase due to the commitment fee on our higher unused borrowings for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012.

Income Tax Expense
Income taxes for the thirteen weeks ended July 28, 2013 resulted in an effective tax rate of approximately 36.7%, compared to approximately 38.0% for the thirteen weeks ended July 29, 2012. The lower tax rate for the thirteen weeks ended July 28, 2013 was primarily the result of $0.5 million in issuance costs related to our public offering of common stock during the thirteen weeks ended July 29, 2012, which are not deductible for tax purposes. Additionally, the lower rate is impacted by an increase in various state and federal tax credits for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012.

Net Income
As a result of the foregoing, net income increased 17.3%, or $2.3 million, to $15.6 million for the thirteen weeks ended July 28, 2013, compared to the thirteen weeks ended July 29, 2012. Net income as a percentage of sales for the thirteen weeks ended July 28, 2013 increased 10 basis points to 4.4% from 4.3% for the thirteen weeks ended July 29, 2012.

Twenty-Six Weeks Ended July 28, 2013 Compared to the Twenty-Six Weeks Ended July 29, 2012

Sales

Sales increased 13.1%, or $83.6 million, to $721.4 million for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012, resulting from a $19.6 million increase in comparable store sales and a $64.0 million increase in non-comparable store sales. There were 115 comparable stores and 21 non-comparable stores open at July 28, 2013.

Comparable store sales increased 3.2% for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012, due to a 1.2% increase in the number of transactions and a 2.0% increase in the average transaction size at our comparable stores. Average customer transaction size for comparable stores increased to $31.71 for the twenty-six weeks ended July 28, 2013, compared to $31.09 for the twenty-six weeks ended July 29, 2012.
Gross Profit

Gross profit increased 14.2%, or $31.2 million, to $250.6 million for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012. The amount of the increase in gross profit attributable to increased sales was $28.8 million and the amount attributable to increased gross margin rate was $2.4 million. The gross margin rate increased 30 basis points to 34.7% for the twenty-six weeks ended July 28, 2013, from 34.4% for the twenty-six weeks ended July 29, 2012. The increase in our gross margin rate was primarily attributable to an improvement in occupancy expense as a percentage of sales as well as a slight improvement in supplies expense as a percentage of sales for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 13.5%, or $19.5 million, to $164.0 million for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012, which led to higher overall store-level labor expenses and other costs to operate our stores. With more stores in operation during the twenty-six weeks ended July 28, 2013, store-level compensation expenses increased $15.5 million, other store operating expenses increased $2.6 million and corporate administrative expenses increased $1.7 million, compared to the twenty-six weeks ended July 29, 2012.

Selling, general and administrative expenses as a percentage of sales remained flat on a year-to-year basis at 22.7% for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012. The items impacting comparability, which included $1.1 million or 20 basis points as a percentage of sales in transaction costs and legal settlements for the twenty-six weeks ended July 29, 2012, provided a favorable impact to selling, general and administrative expenses, but were offset by an increase in employee healthcare claim costs and additional share-based compensation expense for the twenty-six weeks ended July 28, 2013.
Depreciation Expense
Depreciation increased 16.9%, or $3.6 million, to $25.0 million for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012, principally due to store unit growth.
Income from Operations
Income from operations increased 16.1%, or $8.5 million, to $61.3 million for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012. Income from operations as a percentage of sales for the twenty-six weeks ended July 28, 2013 increased 20 basis points to 8.5%, from 8.3% for the twenty-six weeks ended July 29, 2012. The increase in operating margin for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012, was due to the improvement in the gross margin rate for the twenty-six weeks ended July 28, 2013.
Interest Expense

Interest expense increased approximately $0.9 million to $1.5 million for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012, due primarily to $1.0 million of interest expense related to capital lease obligations for the twenty-six weeks ended July 28, 2013. Our weighted average borrowings under the 2011 Credit Facility have decreased, which caused the weighted average interest rate to increase due to the commitment fee on our higher unused borrowings for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012 .

Income Tax Expense

Income taxes for the twenty-six weeks ended July 28, 2013 resulted in an effective tax rate of approximately 36.9%, compared to approximately 37.6% for the twenty-six weeks ended July 29, 2012. The lower tax rate for the twenty-six weeks ended July 28, 2013 was primarily the result of $0.5 million in issuance costs related to our public offering of common stock during the twenty-six weeks ended July 29, 2012, which are not deductible for tax purposes. Additionally, the lower rate is impacted by an increase in various state and federal tax credits for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012.
Net Income

As a result of the foregoing, net income increased 15.8%, or $5.2 million, to $37.8 million for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012. Net income as a percentage of sales for the twenty-six weeks ended July 28, 2013 increased 10 basis points to 5.2% from 5.1% for the twenty-six weeks ended July 29, 2012.

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
At July 28, 2013, we had approximately $16.0 million in cash and cash equivalents and $131.8 million in borrowing availability under the 2011 Credit Facility.
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
A summary of our operating, investing and financing activities is shown in the following table:

	For the Twenty-Six Weeks Ended
	July 28, 2013	July 29, 2012
Net cash provided by operating activities	$69,621	$52,890
Net cash used in investing activities	(51,580)	(35,214)
Net cash used in financing activities	(10,805)	(17,218)
Net increase in cash and cash equivalents	$7,236	$458

Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, realized gain or loss on disposal of property and equipment, share-based compensation, changes in deferred income taxes, and the effect of changes in assets and liabilities.

	For the Twenty-Six Weeks Ended
	July 28, 2013	July 29, 2012
Net income	$37,754	$32,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,152	21,526
(Gain) loss on disposal of property and equipment	4	61
Share-based compensation	2,923	2,099
Excess tax benefits from share-based compensation	(171)	(74)
Deferred income taxes	408	(1,429)
Changes in assets and liabilities	3,551	(1,892)
Net cash provided by operating activities	$69,621	$52,890

Net cash provided by operating activities increased 31.6%, or $16.7 million, to $69.6 million for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012. The increase in net cash provided by operating activities was primarily due to an increase in net income and changes in assets and liabilities.

Investing Activities
Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Twenty-Six Weeks Ended
	July 28, 2013	July 29, 2012
Purchases of property and equipment	$(51,650)	$(41,892)
Proceeds from sale of property and equipment	70	6,678
Net cash used in investing activities	$(51,580)	$(35,214)

Capital expenditures increased 23.3%, or $9.8 million, to $51.7 million for the twenty-six weeks ended July 28, 2013, compared to the twenty-six weeks ended July 29, 2012. Capital expenditures related to new, remodeled, or relocated stores totaled $46.2 million for the twenty-six weeks ended July 28, 2013, compared to $37.5 million for the twenty-six weeks ended July 29, 2012. In April 2012, we received proceeds of $6.6 million from a land and building sale-leaseback transaction.
We plan to spend approximately $120.0 million to $140.0 million on capital expenditures during fiscal 2013, primarily related to real estate investments.
We plan to open 21 to 22 new stores during fiscal 2013, seven of which have been opened as of July 28, 2013.

Financing Activities
Cash used in financing activities consists principally of borrowings and payments under the 2011 Credit Facility. We currently do not intend to pay cash dividends on our common stock.

	For the Twenty-Six Weeks Ended
	July 28, 2013	July 29, 2012
Borrowings on revolving credit note	$253,280	$233,193
Payments made on revolving credit note	(265,780)	(250,893)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	115	88
Excess tax benefits from share-based compensation	171	74
Payments on withholding tax for restricted stock unit vesting	(72)	—
Proceeds from exercise of share-based compensation awards	1,481	320
Net cash used in financing activities	$(10,805)	$(17,218)

Net cash used in financing activities for the twenty-six weeks ended July 28, 2013 decreased 37.2%, or $6.4 million to $10.8 million mostly due to a decrease in net payments on our revolving credit facility compared to the twenty-six weeks ended July 29, 2012. We reduced our 2011 Credit Facility balance by $12.5 million for the twenty-six weeks ended July 28, 2013, compared to a reduction of $17.7 million for the twenty-six weeks ended July 29, 2012. Cash inflows from financing activities were primarily attributable to proceeds due to the exercise of share-based compensation awards.

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
The 2011 Credit Facility provides for total borrowings of up to $175.0 million. Under the terms of the 2011 Credit Facility, we are entitled to request an increase in the size of the facility by an amount not exceeding $75.0 million in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, we may designate one or more other lenders to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25.0 million and a swing line sublimit of $10.0 million.
At our option, outstanding borrowings bear interest at (i) LIBOR plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%.
The commitment fee calculated on the unused portions of the 2011 Credit Facility ranges from 0.20% to 0.35% per annum. As of July 28, 2013 and January 27, 2013, all outstanding borrowings bore interest at LIBOR plus an applicable margin.
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

We were in compliance with all debt covenants under the 2011 Credit Facility as of July 28, 2013.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at July 28, 2013 consisted of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations and lease obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the twenty-six weeks ended July 28, 2013. For a more comprehensive discussion of our contractual obligations see "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013.

Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, as we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, management evaluates its estimates and judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include, accounting for inventories, accounting for impairment of long-lived assets, accounting for closed store reserves, accounting for insurance reserves, accounting for income taxes and accounting for share-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies” in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013.
Capital Leases
The most significant estimates used by management in accounting for capital leases and the impact of these estimates are as follows:
Expected lease term - Our expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term exceeds 75% of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease will be considered a capital lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.
Incremental borrowing rate - The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the minimum lease payments is greater than 90% of the fair market value of the property. An increase in the incremental borrowing rate decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a capital lease. For leases which are recorded on our balance sheet with a related capital lease, the incremental borrowing rate is also used in allocating our rental payments between interest expense and a reduction of the outstanding obligation. If our calculation of the net present value of minimum lease payments is greater than the fair value of the leased asset, the incremental borrowing rate is adjusted so the net present value of the minimum lease payments does not exceed the fair value of the leased asset.

Fair market value of leased asset - The fair market value of leased retail property is generally estimated based on comparable market data as provided by third-party sources. Fair market value is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the net present value of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. A higher fair market value reduces the likelihood that a lease will be considered a capital lease.
Seasonality
The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Inflation
While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen and twenty-six weeks ended July 28, 2013. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments. Our exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding our market risk position from the information provided under Part II, Item 7A in our Form 10-K for the fiscal year ended January 27, 2013.

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
Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of July 28, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen and twenty-six weeks ended July 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II. Other Information

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

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013.

Item 6. Exhibits

Exhibit 10.1	Terms of employment of Jeffrey C. Ackerman
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended July 28, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 6, 2013	THE FRESH MARKET, INC.

	By:	/s/ Jeffrey B. Short
Jeffrey B. Short
Vice President and Controller
(Principal Accounting Officer)