Form 10-Q
period 2013-10-27
Fresh Market, Inc.
filed 2013-11-26
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2013
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 18, 2013 was 48,384,359 shares.

The Fresh Market, Inc.

Form 10-Q
For the Thirteen and Thirty-Nine Weeks Ended October 27, 2013

  Forward-Looking Statements

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

Our forward-looking statements contained in this Form 10-Q are based on management's current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The following are some of the factors that could cause actual future results to differ materially from those expressed in any forward-looking statements: unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; accounting entries and adjustments at the close of a fiscal quarter; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including the outcome of negotiations surrounding U.S. fiscal policy, which, even if resolved, may be adverse due to tax increases and spending cuts, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions, including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth, including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures, including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy, fuel and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

Part I. Financial Information

Item 1. Financial Statements
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	October 27, 2013	January 27, 2013
Assets
Current assets:
Cash and cash equivalents	$14,606	$8,737
Accounts receivable, net	8,920	6,830
Inventories	56,626	43,985
Prepaid expenses and other current assets	3,346	7,675
Income tax benefit	1,948	—
Deferred income taxes	4,219	3,784
Total current assets	89,665	71,011
Property and equipment:
Land	2,846	2,846
Buildings	60,887	19,106
Store fixtures and equipment	313,545	272,249
Leasehold improvements	208,821	170,483
Office furniture, fixtures, and equipment	13,592	12,224
Automobiles	1,433	1,335
Construction in progress	27,309	18,661
Total property and equipment	628,433	496,904
Accumulated depreciation	(241,307)	(207,060)
Total property and equipment, net	387,126	289,844
Restricted cash	—	14,205
Other assets	8,252	10,309
Total assets	$485,043	$385,369

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$50,977	$35,634
Accrued liabilities	63,440	54,385
Total current liabilities	114,417	90,019
Long-term debt	33,600	42,000
Capital leases and financing obligations	26,019	2,088
Deferred income taxes	21,975	24,053
Deferred rent	12,729	11,341
Other liabilities	23,529	18,009
Total noncurrent liabilities	117,852	97,491

Commitments and contingencies (Notes 2, 4 and 8)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,221,704 and 48,144,620 shares issued and outstanding as of October 27, 2013 and January 27, 2013, respectively	482	482
Additional paid-in capital	111,528	105,431
Retained earnings	140,764	91,946
Total stockholders' equity	252,774	197,859
Total liabilities and stockholders' equity	$485,043	$385,369

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Sales	$364,457	$321,494	$1,085,847	$959,275
Cost of goods sold (exclusive of depreciation shown separately)	242,400	215,137	713,175	633,485
Gross profit	122,057	106,357	372,672	325,790

Operating expenses:
Selling, general and administrative expenses	88,865	76,590	252,869	221,087
Store closure and exit costs	74	131	347	856
Depreciation	14,224	11,749	39,266	33,164
Income from operations	18,894	17,887	80,190	70,683
Interest expense	1,089	526	2,554	1,109
Income before provision for income taxes	17,805	17,361	77,636	69,574
Tax provision	6,741	6,472	28,818	26,086
Net income	$11,064	$10,889	$48,818	$43,488

Net income per share:
Basic and diluted	$0.23	$0.23	$1.01	$0.90

Weighted-average common shares outstanding:
Basic	48,217,984	48,068,869	48,191,399	48,057,451

Diluted	48,442,252	48,323,150	48,389,426	48,280,923

Comprehensive income:
Net income	$11,064	$10,889	$48,818	$43,488
Other comprehensive income	—	—	—	—

Total comprehensive income	$11,064	$10,889	$48,818	$43,488

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 29, 2012	48,040,083	$481	$98,622	$27,813	$126,916

Exercise of share-based awards	77,209	1	1,717	—	1,718
Issuance of common stock pursuant to restricted stock units	16,964	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	3,751	—	185	—	185
Issuance of restricted stock awards	6,613	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(492)	—	(492)
Share-based compensation	—	—	4,259	—	4,259
Tax benefit related to exercise of share-based awards	—	—	1,140	—	1,140
Net income	—	—	—	64,133	64,133

Balance at January 27, 2013	48,144,620	$482	$105,431	$91,946	$197,859

Exercise of share-based awards	62,702	—	1,565	—	1,565
Issuance of common stock pursuant to restricted stock units	3,167	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	3,977	—	176	—	176
Issuance of restricted stock awards	7,238	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(80)	—	(80)
Share-based compensation	—	—	4,256	—	4,256
Tax benefit related to exercise of share-based awards	—	—	180	—	180
Net income	—	—	—	48,818	48,818

Balance at October 27, 2013	48,221,704	$482	$111,528	$140,764	$252,774

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Thirty-Nine Weeks Ended
	October 27, 2013	October 28, 2012
Operating activities
Net income	$48,818	$43,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,432	33,330
Loss on disposal of property and equipment	13	129
Share-based compensation	4,256	3,218
Excess tax benefits from share-based compensation	(180)	(288)
Deferred income taxes	(2,513)	(4,248)
Change in assets and liabilities:
Accounts receivable	(2,090)	(1,943)
Inventories	(12,641)	(9,935)
Prepaid expenses and other assets	1,273	(1,309)
Accounts payable	15,343	7,742
Accrued and other liabilities	12,907	6,267
Net cash provided by operating activities	104,618	76,451

Investing activities
Purchases of property and equipment	(92,169)	(62,752)
Proceeds from sale of property and equipment	76	6,696
Net cash used in investing activities	(92,093)	(56,056)

Financing activities
Borrowings on revolving credit facility	376,132	341,668
Payments made on revolving credit facility	(384,532)	(358,768)
Payments made on capital leases and financing obligations	(97)	(45)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	176	136
Excess tax benefits from share-based compensation	180	288
Payments on withholding tax for restricted stock unit vesting	(80)	—
Proceeds from exercise of share-based compensation awards	1,565	963
Net cash used in financing activities	(6,656)	(15,758)

Net increase in cash and cash equivalents	5,869	4,637
Cash and cash equivalents at beginning of period	8,737	10,681

Cash and cash equivalents at end of period	$14,606	$15,318

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,308	$733

Cash paid during the period for taxes	$39,265	$35,765

Non-cash investing and financing activities:
Property and equipment acquired through capital leases and financing obligations	$40,267	$1,915

See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.
Notes to Consolidated Financial Statements
October 27, 2013
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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Perishable	65.4%	65.7%	66.0%	66.3%
Non-perishable	34.6%	34.3%	34.0%	33.7%

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

2. Long-Term Debt

Long-term debt is as follows:

	October 27, 2013	January 27, 2013
Unsecured revolving credit note, with maximum available borrowings of $175,000 at October 27, 2013 and January 27, 2013, interest payable monthly at one-month LIBOR plus a margin, weighted-average annual interest rate of 3.5% and 2.7% for the thirty-nine weeks ended October 27, 2013 and the fifty-two weeks ended January 27, 2013, respectively	$33,600	$42,000

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
The 2011 Credit Facility provides for total borrowings of up to $175,000. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lenders to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25,000, of which $13,667 and $12,926 was outstanding at October 27, 2013 and January 27, 2013, respectively. The beneficiaries of these letters of credit are predominantly the Company’s workers’ compensation and general liability insurance carriers. The 2011 Credit Facility also includes a swing line sublimit of $10,000.
At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of October 27, 2013 and January 27, 2013, all outstanding borrowings bore interest at LIBOR plus an applicable margin.
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

4. Leases
The Company has leases which are accounted for as capital leases. The related assets are included in the “Buildings” line item as part of Property and Equipment on the accompanying Consolidated Balance Sheets and are depreciated over the term of the related leases. Capital lease assets and liabilities are recorded at the lesser of the net present value of minimum lease payments or at the fair market value based on comparable market data. The Company does not recognize rent expense for capital leases. Rather, rental payments under the leases are recognized as a reduction of the capital lease obligations and as interest expense.
In certain instances, the Company has leases in which it is considered the owner of the building for accounting purposes, in which case the value of the leased building is recorded in the "Construction in progress" line item (if the related store has not opened) or the "Buildings" line item (if the related store has opened) and a corresponding financing obligation is recorded in the “Capital leases and financing obligations" line item on the Consolidated Balance Sheets. After possession of the related property is obtained and the store is opened, the financing obligation is amortized over the lease term using the effective interest method and the building is depreciated over the lease term.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

4. Leases (continued)
The following is a summary of future minimum lease payments for capital leases and financing obligations as of October 27, 2013:

Fiscal Year	Capital Leases and Financing Obligations
Remainder of 2013	$1,105
2014	4,911
2015	5,041
2016	5,041
2017	5,041
Thereafter	50,057
Gross lease commitment	71,196
Less: interest	(44,784)
Net lease commitment	$26,412

5. Employee Benefits

Long-Term Cash Incentive Program

In March 2012, the Company adopted The Fresh Market, Inc. Long-Term Cash Incentive Program for Select Employees (the “Program”), in which the Company’s executive officers do not participate. The purpose of the Program is to provide incentives and reward employees for achieving specified performance goals over a performance period.
Under the Program, the Company grants awards, which entitle participants to receive cash bonuses based upon the Company’s achievement of specified performance goals encompassing a three-year fiscal performance period. The Company granted awards under the Program to its participants during the thirty-nine weeks ended October 27, 2013 and October 28, 2012. At the end of each reporting period, the Company evaluates the potential amount of the awards payable based on the estimated level of its performance. These awards are expensed over the respective performance period on a straight-line basis. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in estimated performance.
 Each participant receives a percentage of the applicable target amount for the performance period based on achievement of the performance goals and formulas. The Program’s award payouts will vary based on the level of achievement of the performance goals and can range from 33% to 150% of the pre-established target award. Each participant is entitled to a minimum of one-third of the target amount, which will be paid in three annual payments over the three-year vesting period. At the end of the three-year period, each participant is eligible for a final payout based upon the Company’s specific measurement criteria. There will be no additional payout unless the threshold for the applicable performance goal is reached, and the participant must be employed by the Company at the end of the performance period to be eligible for payment of an award.
Based on the expected level of achievement of the performance goals as of the respective balance sheet dates, the Company recorded a $225 reduction to previously recognized expense related to the Program for the thirteen weeks ended October 27, 2013 and expense of $124 for the thirteen weeks ended October 28, 2012. For the thirty-nine weeks ended October 27, 2013 and October 28, 2012, the Company recognized expense of $298 and $388, respectively.

6. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. As of October 27, 2013, approximately 2,200,000 shares of the Company’s common stock were available for share-based awards.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Share-based Compensation (continued)
Stock Options - 2010 Omnibus Incentive Compensation Plan
For the thirty-nine weeks ended October 27, 2013, the Company granted non-qualifying stock options representing approximately 141,000 shares of common stock to employees. Options are granted at an option price equal to the closing price of the Company's common stock on the grant date and vest in 25% annual increments on each of the first four anniversaries of the grant date. Options expire ten years from the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date.
As of October 27, 2013 and January 27, 2013, there were approximately 790,000 and 760,000 nonvested stock options outstanding, respectively, and approximately $5,600 and $5,900 of unrecognized share-based compensation expense, respectively. The Company anticipates this expense to be recognized over a weighted-average remaining service period of approximately 2.4 years.
Share-based compensation expense related to stock options recognized during the thirteen weeks ended October 27, 2013 and October 28, 2012 totaled $738 and $718, respectively. Share-based compensation expense related to stock options recognized during the thirty-nine weeks ended October 27, 2013 and October 28, 2012 totaled $2,182 and $2,117, respectively. Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

Restricted Stock Units - 2010 Omnibus Incentive Compensation Plan

For the thirty-nine weeks ended October 27, 2013, the Company awarded restricted stock units ("RSUs") representing approximately 26,000 shares of common stock to its employees. The RSUs vest in 25% annual increments on each of the first four anniversaries of the grant date and the fair value is equal to the closing price of the Company’s common stock on the grant date.
As of October 27, 2013 and January 27, 2013, total remaining unearned compensation cost related to nonvested RSUs was approximately $2,000 and $1,600, respectively, which will be recognized over the weighted-average remaining service period of approximately 2.5 years.
The Company recognized $272 and $186 of share-based compensation expense related to the RSUs for the thirteen weeks ended October 27, 2013 and October 28, 2012, respectively. Share-based compensation expense related to the RSUs for the thirty-nine weeks ended October 27, 2013 and October 28, 2012 totaled $853 and $572, respectively. Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan
For the thirty-nine weeks ended October 27, 2013, the Company granted approximately 9,000 restricted stock awards ("RSAs") to its non-employee directors. RSAs vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. The fair value of the RSAs is equal to the closing price of the Company’s common stock on the grant date.
As of October 27, 2013 and January 27, 2013, total remaining unearned compensation cost related to nonvested RSAs was approximately $251 and $150, respectively, which will be recognized over the weighted-average remaining service period of approximately 0.6 years.
The Company recognized $105 and $104 of share-based compensation expense related to RSAs for the thirteen weeks ended October 27, 2013 and October 28, 2012, respectively. The Company recognized $316 and $278 of share-based compensation expense related to RSAs for the thirty-nine weeks ended October 27, 2013 and October 28, 2012, respectively. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Share-based Compensation (continued)
Executive Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan
For the thirty-nine weeks ended October 27, 2013, the Company granted approximately 92,000 RSAs to its executive officers. The grant was comprised of two types of RSAs under the 2010 Omnibus Incentive Compensation Plan: RSAs that are subject to three-year cliff-based vesting, and RSAs that vest in annual 25% increments over a four-year period beginning on the grant date. Upon vesting, the risk of forfeiture and restrictions on transferability lapse. The Company recognizes the related compensation expense on a straight-line basis over the required service period. The fair value of the executive RSAs is equal to the closing price of the Company’s common stock on the grant date.
As of October 27, 2013, total remaining unearned compensation cost related to nonvested executive RSAs was approximately $3,000, which will be recognized over the weighted-average remaining service period of approximately 2.5 years.
The Company recorded share-based compensation expense related to the executive RSAs of approximately $293 and $680 for the thirteen and thirty-nine weeks ended October 27, 2013, respectively, which is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
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
The performance goal is a specified cumulative three-year earnings per share amount for the fiscal 2012 through 2014 performance period. The actual number of Performance Shares which vest for each participant is set at a minimum threshold of 0% of the participant's target number of Performance Shares and could increase to up to 150% of the target based upon performance results. Actual performance against the performance goal will be measured at the end of the performance period and approved by the Compensation Committee of the Board of Directors of the Company (the "Committee"). Expense is recorded over the required performance period, subject to management's assessment of the expected performance outcome.
The Company did not grant any Performance Shares for the thirty-nine weeks ended October 27, 2013. Based on the expected level of achievement of the performance goal as of the respective balance sheet dates, the Company recognized a reduction to share-based compensation expense of approximately $85 for the thirteen weeks ended October 27, 2013 and expense of approximately $111 for the thirteen weeks ended October 28, 2012 related to the Performance Shares. The Company recognized share-based compensation expense related to Performance Shares of approximately $49 and $251 for the thirty-nine weeks ended October 27, 2013 and October 28, 2012, respectively. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Performance Share Units - 2010 Omnibus Incentive Compensation Plan
In March 2013, the Committee adopted a Performance Share Unit Award Agreement under the 2010 Omnibus Incentive Compensation Plan. For the thirty-nine weeks ended October 27, 2013, the Company awarded approximately 30,000 performance share units ("PSUs") to its executive officers and certain other members of the Company's management team based upon an established performance goal. The PSUs are subject to performance conditions and time-based cliff vesting on the last day of the performance period, as defined below, and settle in shares of the Company's common stock upon vesting. The fair value of the PSUs is equal to the closing price of the Company’s common stock on the grant date.
The performance goal is a specified cumulative three-year earnings per share amount for the fiscal 2013 through 2015 performance period. The actual number of PSUs which vest for each participant is set at a minimum threshold of 0% of the participant's target number of PSUs and could increase to up to 150% of the target based upon performance results. Actual performance against the performance goal will be measured at the end of the performance period and approved by the Committee. Expense is recorded over the required performance period, subject to management's assessment of the expected performance outcome.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Share-based Compensation (continued)
Based on the expected level of achievement of the performance goal as of the respective balance sheet date, the Company recognized a reduction to share-based compensation expense related to PSUs of approximately $10 for the thirteen weeks ended October 27, 2013 and share-based compensation expense related to PSUs of approximately $144 for the thirty-nine weeks ended October 27, 2013. Those amounts are recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Deferred Stock Units - 2010 Omnibus Incentive Compensation Plan
In June 2013, the Company granted approximately 1,600 deferred stock units ("DSUs"), which are elections made by certain non-employee directors that enable them to receive all of their retainer payments in the form of the Company's common stock. DSUs vest when issued and are converted to common stock upon separation from service. The fair value of the DSUs is equal to the closing price of the Company's common stock on the grant date.
As of October 27, 2013, total remaining unearned compensation cost related to DSUs was $48, which will be recognized over the weighted-average remaining service period of approximately 0.6 years.
The Company recognized $20 and $32 of share-based compensation expense related to DSUs for the thirteen and thirty-nine weeks ended October 27, 2013, respectively, which is recorded in the "Selling, general and administrative expenses" line item on the accompanying Consolidated Statements of Comprehensive Income.
Employee Stock Purchase Plan
In November 2010, The Fresh Market, Inc. Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board of Directors and stockholders. Since July 1, 2011, eligible employees have had the option to purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. As of October 27, 2013, approximately 991,000 shares of common stock were available for issuance under the ESPP.
During the thirty-nine weeks ended October 27, 2013 and October 28, 2012, 3,977 and 2,684 shares of the Company's common stock, respectively, were purchased under the ESPP, which resulted in proceeds of $176 and $136, respectively.

7. Earnings per Share

 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs, RSAs, executive RSAs and DSUs. The Company excluded the dilutive effect of its Performance Share awards and PSUs since the related performance conditions had not been satisfied for the thirteen and thirty-nine weeks ended October 27, 2013 and October 28, 2012.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

7. Earnings per Share (continued)
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Net income available to common stockholders (numerator for basic and diluted earnings per share)	$11,064	$10,889	$48,818	$43,488

Weighted-average common shares outstanding (denominator for basic earnings per share)	48,217,984	48,068,869	48,191,399	48,057,451
Potential common shares outstanding:
Incremental shares from share-based awards	224,268	254,281	198,027	223,472
Weighted-average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,442,252	48,323,150	48,389,426	48,280,923

Basic and diluted earnings per share	$0.23	$0.23	$1.01	$0.90

For the thirteen weeks ended October 27, 2013 and October 28, 2012, there were approximately 268,000 and 229,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive. For the thirty-nine weeks ended October 27, 2013 and October 28, 2012, there were approximately 282,000 and 243,000 shares, respectively, that were antidilutive.

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

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

8. Commitments and Contingencies (continued)
The Company is party to a lawsuit that was filed against it and other parties in the state of South Carolina in connection with certain outdoor candle products that were sold at certain of the Company's stores and are alleged to have caused personal injury. The lawsuit seeks damages from the Company, as well as from one or more manufacturers of these products and the packager of these products. The Company believes it has defenses against these claims and will vigorously defend itself and pursue recovery from insurers and other third parties. The Company maintains insurance policies (subject to customary deductibles) for its defense costs and any liability resulting from the lawsuit, although one of the Company's umbrella carriers that sits above its primary general liability insurer has reserved its rights as to coverage. The manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy. Because the lawsuit is at an early stage, and because of the uncertain status of the liability of third parties and potential recovery from third parties, the Company is unable to predict the outcome of the lawsuit or to estimate the amount of damages, if any, that may be awarded. If the Company is ultimately found liable in the lawsuit and insurance is not available, liability resulting from the lawsuit could have a material adverse effect on the Company's results of operations for the period or periods in which it is incurred.

The Company is party to a lawsuit that was filed against it in U.S. District Court in Connecticut alleging that the manner in which the Company implemented and applied the fluctuating workweek method for calculating the compensation due to the Company's department managers violates the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which the Company uses the fluctuating workweek method of compensation. The Company believes that the fluctuating workweek method (and the manner in which it implemented and applied it) is permissible under federal law and the law of each state in which the Company employs it, and the Company intends to vigorously defend itself in this proceeding. As the case is in the very early stages, the Company cannot predict whether the Court will dismiss the complaint for having no merit or certify a collective action, nor can the Company predict the amount of damages, if any, that ultimately may be awarded. Should the Company ultimately be found liable in this matter, its liability could have a material adverse effect on the Company's results of operations for the period or periods in which it is incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Fresh Market, Inc. is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for its customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of October 27, 2013, we operated 146 stores in 26 states across the United States.
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

How We Assess the Performance of Our Business
In assessing our performance, we consider a variety of performance and financial measures. The key measures that we assess to evaluate the performance of our business are set forth below.
Sales
Our sales comprise gross sales net of coupons, commissions and discounts. Sales include sales from all our stores.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, and other corporate administrative costs. Share-based compensation expenses include those arising from grants made under our 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs associated with the opening of new stores, including costs associated with store labor, travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 27, 2013		October 28, 2012		October 27, 2013		October 28, 2012
	(amounts in thousands, except share and per share amounts)
Consolidated Statements of Income Data (unaudited):
Sales	$364,457	100.0%	$321,494	100.0%	$1,085,847	100.0%	$959,275	100.0%
Cost of goods sold	242,400	66.5%	215,137	66.9%	713,175	65.7%	633,485	66.0%
Gross profit	122,057	33.5%	106,357	33.1%	372,672	34.3%	325,790	34.0%
Selling, general and administrative expenses	88,865	24.4%	76,590	23.8%	252,869	23.3%	221,087	23.0%
Store closure and exit costs	74	0.0%	131	0.0%	347	0.0%	856	0.1%
Depreciation	14,224	3.9%	11,749	3.7%	39,266	3.6%	33,164	3.5%
Income from operations	18,894	5.2%	17,887	5.6%	80,190	7.4%	70,683	7.4%
Interest expense	1,089	0.3%	526	0.2%	2,554	0.2%	1,109	0.1%
Income before provision for income taxes	17,805	4.9%	17,361	5.4%	77,636	7.1%	69,574	7.3%
Tax provision	6,741	1.8%	6,472	2.0%	28,818	2.7%	26,086	2.7%
Net income	$11,064	3.0%	$10,889	3.4%	$48,818	4.5%	$43,488	4.5%

Net income per share
Basic and diluted	$0.23		$0.23		$1.01		$0.90
Shares used in computation of net income per share:
Basic	48,217,984		48,068,869		48,191,399		48,057,451
Diluted	48,442,252		48,323,150		48,389,426		48,280,923
Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Other Operating Data (unaudited):
Number of stores at end of period	146	127	146	127
Comparable store sales growth (1)	3.1%	5.6%	3.2%	7.3%
Gross square footage at end of period (in thousands)	3,094	2,677	3,094	2,677
Average comparable store size (gross square feet) (2)	21,111	21,182	21,113	21,205
Comparable store sales per gross square foot during period (2)	$126	$123	$393	$384

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

Items Impacting Comparability
Thirty-Nine Weeks Ended October 28, 2012
Items impacting comparability between the thirty-nine weeks ended October 27, 2013 and the thirty-nine weeks ended October 28, 2012 include the following:

•
Approximately $0.5 million, or $0.01 per share on a diluted basis, for the thirty-nine weeks ended October 28, 2012, in issuance costs incurred in connection with our secondary offering of common stock. As agreed upon by and among us and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions, of the offering. We received no proceeds in connection with the public offering, and all fees and expenses incurred during the thirty-nine weeks ended October 28, 2012 were expensed and included in the "Selling, general and administrative expenses" line item on the accompanying Consolidated Statements of Comprehensive Income.

•
We resolved two legal matters during the thirty-nine weeks ended October 28, 2012. The net amount of the settlement payments made and received related to these matters are included in the "Selling, general and administrative expenses" line item on the accompanying Consolidated Statements of Comprehensive Income and totaled approximately $0.4 million on a pre-tax basis, which resulted in an after-tax reduction in earnings per share of approximately $0.01 per share on a diluted basis. Legal fees and related expenses in connection with these matters were expensed as incurred during the thirty-nine weeks ended October 28, 2012.

Period to Period Comparisons

Thirteen Weeks Ended October 27, 2013 Compared to the Thirteen Weeks Ended October 28, 2012

Sales
Sales increased 13.4%, or $43.0 million, to $364.5 million for the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012, resulting from a $9.3 million increase in comparable store sales and a $33.7 million increase in non-comparable store sales. There were 117 comparable stores and 29 non-comparable stores open at October 27, 2013.
Comparable store sales increased 3.1% to $308.7 million for the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012, driven by a 2.8% increase in the number of transactions and a 0.3% increase in the average transaction size at our comparable stores. Average customer transaction size for comparable stores increased to $30.69 for the thirteen weeks ended October 27, 2013, compared to $30.60 for the thirteen weeks ended October 28, 2012.
Non-comparable store sales for the thirteen weeks ended October 27, 2013 were below the internal goals we had established for them. The sales results from this group of stores were negatively impacted by certain stores opened in selected new markets outside our historic footprint at levels below both the average new store and the internal goals set for them in light of the expenses associated with these stores. When we open stores in new markets, sales may be lower, and take more time to reach our anticipated targets, than stores in our historic footprint. When this occurs, we may have to expend additional resources through marketing and brand building activities to improve sales.

Gross Profit
Gross profit increased 14.8%, or $15.7 million, to $122.1 million for the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012. The amount of the increase in gross profit attributable to increased sales was $14.2 million and the amount attributable to increased gross margin rate was $1.5 million. The gross margin rate increased 40 basis points to 33.5% for the thirteen weeks ended October 27, 2013, from 33.1% for the thirteen weeks ended October 28, 2012. The increase in our gross margin rate was primarily attributable to an improvement in our merchandise margin rate as a result of a reduction in merchandise shrink expense, partially offset by an increase in occupancy expense as a percentage of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 16.0%, or $12.3 million, to $88.9 million for the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended October 27, 2013, store-level compensation expenses increased $9.5 million, other store operating and pre-opening expenses increased $2.2 million, and corporate general and administrative expenses increased approximately $0.5 million.
As a percentage of sales, selling, general and administrative expenses increased by 60 basis points to 24.4% for the thirteen weeks ended October 27, 2013, compared to 23.8% for the thirteen weeks ended October 28, 2012. The increase in the selling, general and administrative expense rate for the thirteen weeks ended October 27, 2013 was primarily the result of lower than expected sales in certain non-comparable stores combined with expense increases related to store-level compensation at some of these non-comparable stores as we provide higher service levels to build our brand in new markets. Additionally, we experienced higher employee healthcare claim costs, and pre-opening expenses, compared to the thirteen weeks ended October 28, 2012. These expenses were partially offset by an improvement from other store operating expenses and corporate general and administrative expenses as a percentage of sales for the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012.

Depreciation Expense
Depreciation increased 21.1%, or $2.5 million, to $14.2 million for the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012, principally due to store unit growth and the recognition of depreciation expense for certain store locations, which are recorded as capital and financing lease assets. Depreciation expense as a percentage of sales increased by 20 basis points to 3.9% for the thirteen weeks ended October 27, 2013, compared to 3.7% for the thirteen weeks ended October 28, 2012.
Income from Operations
Income from operations increased 5.6%, or $1.0 million, to $18.9 million for the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012. Income from operations as a percentage of sales for the thirteen weeks ended October 27, 2013 decreased 40 basis points to 5.2% from 5.6% for the thirteen weeks ended October 28, 2012. The decrease was primarily attributable to increased selling, general, and administrative expenses and depreciation expense, which was partially offset by an improvement in our merchandise margin rate during the thirteen weeks ended October 27, 2013, as described above.

Interest Expense
Interest expense increased approximately $0.6 million to $1.1 million for the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012. The increase was primarily attributable to $0.9 million of interest expense related to capital lease and financing obligations for the thirteen weeks ended October 27, 2013, compared to $0.2 million for the thirteen weeks ended October 28, 2012.

Income Tax Expense
Income taxes for the thirteen weeks ended October 27, 2013 resulted in an effective tax rate of approximately 37.9%, compared to approximately 37.3% for the thirteen weeks ended October 28, 2012.

Net Income
As a result of the foregoing, net income increased 1.6%, or $0.2 million, to $11.1 million for the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 28, 2012. Net income as a percentage of sales for the thirteen weeks ended October 27, 2013 decreased 40 basis points to 3.0% from 3.4% for the thirteen weeks ended October 28, 2012.

Thirty-Nine Weeks Ended October 27, 2013 Compared to the Thirty-Nine Weeks Ended October 28, 2012

Sales

Sales increased 13.2%, or $126.6 million, to $1,085.8 million for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012, resulting from a $28.8 million increase in comparable store sales and a $97.8 million increase in non-comparable store sales. There were 117 comparable stores and 29 non-comparable stores open at October 27, 2013.
Comparable store sales increased 3.2% for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012, due to a 1.7% increase in the number of transactions and a 1.5% increase in the average transaction size at our comparable stores. Average customer transaction size for comparable stores increased to $31.36 for the thirty-nine weeks ended October 27, 2013, compared to $30.93 for the thirty-nine weeks ended October 28, 2012.
Non-comparable store sales for the thirty-nine weeks ended October 27, 2013 were below the internal goals we had established for them. The sales results from this group of stores were negatively impacted by certain stores opened in selected new markets outside our historic footprint at levels below both the average new store and the internal goals set for them in light of the expenses associated with these stores. When we open stores in new markets, sales may be lower, and take more time to reach our anticipated targets, than stores in our historic footprint. When this occurs, we may have to expend additional resources through marketing and brand building activities to improve sales.
Gross Profit

Gross profit increased 14.4%, or $46.9 million, to $372.7 million for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012. The amount of the increase in gross profit attributable to increased sales was $43.0 million and the amount attributable to increased gross margin rate was $3.9 million. The gross margin rate increased 30 basis points to 34.3% for the thirty-nine weeks ended October 27, 2013, from 34.0% for the thirty-nine weeks ended October 28, 2012. The increase in our gross margin rate was primarily attributable to an improvement in our merchandise margin rate as well as a slight improvement in supplies expense as a percentage of sales for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 14.4%, or $31.8 million, to $252.9 million for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirty-nine weeks ended October 27, 2013, store-level compensation expenses increased $25.1 million, other store operating and pre-opening expenses increased $5.0 million and corporate administrative expenses increased $2.2 million compared to the thirty-nine weeks ended October 28, 2012.

Selling, general and administrative expenses as a percentage of sales increased by 30 basis points to 23.3% for the thirty-nine weeks ended October 27, 2013, compared to 23.0% for the thirty-nine weeks ended October 28, 2012. The increase in the rate was primarily the result of lower than expected sales in certain non-comparable stores combined with expense increases related to store-level compensation at some of these non-comparable stores as we provide higher service levels to build our brand in new markets. We also experienced higher employee healthcare claim costs and pre-opening expense for the thirty-nine weeks ended October 27, 2013. Additionally, items impacting comparability included $0.9 million or 10 basis points as a percentage of sales in transaction costs and legal settlements for the thirty-nine weeks ended October 28, 2012, which provided a favorable impact to selling, general and administrative expenses for the thirty-nine weeks ended October 27, 2013.

Depreciation Expense
Depreciation increased 18.4%, or $6.1 million, to $39.3 million for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012, principally due to store unit growth and the recognition of depreciation expense for certain store locations, which are recorded as capital and financing lease assets. Depreciation expense as a percentage of sales increased by 10 basis points to 3.6% for the thirty-nine weeks ended October 27, 2013, compared to 3.5% for the thirty-nine weeks ended October 28, 2012.
Income from Operations
Income from operations increased 13.5%, or $9.5 million, to $80.2 million for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012. Income from operations as a percentage of sales for the thirty-nine weeks ended October 27, 2013 remained flat at 7.4% on a year-over-year basis compared to the thirty-nine weeks ended October 28, 2012.
Interest Expense

Interest expense increased approximately $1.5 million to $2.6 million for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012. The increase was primarily attributable to $2.2 million of interest expense related to capital lease and financing obligations for the thirty-nine weeks ended October 27, 2013, compared to $0.2 million of interest expense for the thirty-nine weeks ended October 28, 2012.
Income Tax Expense

Income taxes for the thirty-nine weeks ended October 27, 2013 resulted in an effective tax rate of approximately 37.1%, compared to approximately 37.5% for the thirty-nine weeks ended October 28, 2012. The lower tax rate results from an increase in various state and federal tax credits for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012.
Net Income

As a result of the foregoing, net income increased 12.3%, or $5.3 million, to $48.8 million for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012. Net income as a percentage of sales for the thirty-nine weeks ended October 27, 2013 remained flat at 4.5% on a year-over-year basis compared to the thirty-nine weeks ended October 28, 2012.

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
At October 27, 2013, we had approximately $14.6 million in cash and cash equivalents and $127.7 million in borrowing availability under the 2011 Credit Facility.
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

A summary of our operating, investing and financing activities is shown in the following table:

	For the Thirty-Nine Weeks Ended
	October 27, 2013	October 28, 2012
Net cash provided by operating activities	$104,618	$76,451
Net cash used in investing activities	(92,093)	(56,056)
Net cash used in financing activities	(6,656)	(15,758)
Net increase in cash and cash equivalents	$5,869	$4,637

Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, realized gain or loss on disposal of property and equipment, share-based compensation, changes in deferred income taxes, and the effect of changes in assets and liabilities.

	For the Thirty-Nine Weeks Ended
	October 27, 2013	October 28, 2012
Net income	$48,818	$43,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,432	33,330
Loss on disposal of property and equipment	13	129
Share-based compensation	4,256	3,218
Excess tax benefits from share-based compensation	(180)	(288)
Deferred income taxes	(2,513)	(4,248)
Changes in assets and liabilities	14,792	822
Net cash provided by operating activities	$104,618	$76,451

Net cash provided by operating activities increased 36.8%, or $28.2 million, to $104.6 million for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012. The increase in net cash provided by operating activities was primarily due to increases in net income and depreciation and changes in assets and liabilities.

Investing Activities
Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Thirty-Nine Weeks Ended
	October 27, 2013	October 28, 2012
Purchases of property and equipment	$(92,169)	$(62,752)
Proceeds from sale of property and equipment	76	6,696
Net cash used in investing activities	$(92,093)	$(56,056)

Capital expenditures increased 46.9%, or $29.4 million, to $92.2 million for the thirty-nine weeks ended October 27, 2013, compared to the thirty-nine weeks ended October 28, 2012. Capital expenditures related to new, remodeled, or relocated stores totaled $85.1 million for the thirty-nine weeks ended October 27, 2013, compared to $55.9 million for the thirty-nine weeks ended October 28, 2012. In April 2012, we received proceeds of $6.6 million from a land and building sale-leaseback transaction.

We plan to spend approximately $115.0 million to $125.0 million on capital expenditures during fiscal 2013, primarily related to real estate investments.
We plan to open 22 new stores during fiscal 2013, 17 of which have been opened as of October 27, 2013.

Financing Activities
Cash used in financing activities consists principally of borrowings and payments under the 2011 Credit Facility. We currently do not intend to pay cash dividends on our common stock.

	For the Thirty-Nine Weeks Ended
	October 27, 2013	October 28, 2012
Borrowings on revolving credit facility	$376,132	$341,668
Payments made on revolving credit facility	(384,532)	(358,768)
Payments made on capital leases and financing obligations	(97)	(45)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	176	136
Excess tax benefits from share-based compensation	180	288
Payments on withholding tax for restricted stock unit vesting	(80)	—
Proceeds from exercise of share-based compensation awards	1,565	963
Net cash used in financing activities	$(6,656)	$(15,758)

Net cash used in financing activities for the thirty-nine weeks ended October 27, 2013 decreased 57.8%, or $9.1 million to $6.7 million mostly due to a decrease in net payments on the 2011Credit Facility compared to the thirty-nine weeks ended October 28, 2012. We reduced the 2011 Credit Facility balance by $8.4 million for the thirty-nine weeks ended October 27, 2013, compared to a reduction of $17.1 million for the thirty-nine weeks ended October 28, 2012. Cash inflows from financing activities were primarily attributable to proceeds due to the exercise of share-based compensation awards.

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
The commitment fee calculated on the unused portions of the 2011 Credit Facility ranges from 0.20% to 0.35% per annum. As of October 27, 2013 and January 27, 2013, all outstanding borrowings bore interest at LIBOR plus an applicable margin.
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

We were in compliance with all debt covenants under the 2011 Credit Facility as of October 27, 2013.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at October 27, 2013 consisted of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations and lease obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the thirty-nine weeks ended October 27, 2013. For a more comprehensive discussion of our contractual obligations see "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013.
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

Inflation
While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were moderate for the thirteen and thirty-nine weeks ended October 27, 2013. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

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
Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of October 27, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen and thirty-nine weeks ended October 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are currently party to a lawsuit that was filed against us and other parties in the state of South Carolina in connection with certain outdoor candle products that were sold at certain of our stores and are alleged to have caused personal injury. The lawsuit seeks damages from us, as well as from one or more manufacturers of these products and the packager of these products. We believe that we have defenses against these claims and we will vigorously defend ourselves and pursue recovery from insurers and other third parties. We maintain insurance policies (subject to customary deductibles) for our defense costs and any liability resulting from the lawsuit, although one of our umbrella carriers that sits above its primary general liability insurer has reserved its rights as to coverage. The manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy. Because the lawsuit is at an early stage, and because of the uncertain status of the liability of third parties and of the potential recovery from third parties, we are unable to predict the outcome of the lawsuit or to estimate the amount of damages, if any, that may be awarded. If we are ultimately found liable in the lawsuit and insurance is not available, liability resulting from the lawsuit could have a material adverse effect on our results of operations for the period or periods in which it is incurred.
We are party to a lawsuit that was filed against us in U.S. District Court in Connecticut alleging that the manner in which we implemented and applied the fluctuating workweek method for calculating the compensation due to our department managers violates the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which we use the fluctuating workweek method of compensation. We believe that the fluctuating workweek method (and the manner in which we have implemented and applied it) is permissible under federal law and the law of each state in which we employ it, and we intend to vigorously defend ourselves in this proceeding. As the case is in the very early stages, we cannot predict whether the Court will dismiss the complaint for having no merit or certify a collective action, nor can we predict the amount of damages, if any, that ultimately may be awarded. Should we ultimately be found liable in this matter, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2013.

Item 6. Exhibits

Exhibit 10.1	Terms of employment of Randall A. Young
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended October 27, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 26, 2013	THE FRESH MARKET, INC.

	By:	/s/ Jeffrey B. Short
Jeffrey B. Short
Vice President and Controller
(Principal Accounting Officer)