Form 10-K
period 2014-01-26
Fresh Market, Inc.
filed 2014-03-21
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 26, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-34940

THE FRESH MARKET, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-1311233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

628 Green Valley Road Greensboro, NC	27408
(Address of principal executive offices)	(Zip Code)

(336) 272-1338
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☒

Aggregate market value of the registrant's common stock held by non-affiliates as of July 26, 2013, based upon the closing sales price of common stock on such date reported on the NASDAQ Global Select Market, was approximately $2,550,000,000.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 12, 2014 was 48,392,582 shares.

Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Stockholders to be held June 3, 2014 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Cautionary Note Regarding  Forward Looking Statements

This Form 10-K and our 2013 Annual Report contain forward-looking statements in addition to historical information. The forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings to identify such forward- looking statements. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These “forward looking statements” may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

Our forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The following are some of the factors that could cause actual future results to differ materially from those expressed in any forward-looking statements: unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; accounting entries and adjustments at the close of a fiscal quarter; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including the outcome of negotiations surrounding U.S. fiscal policy, which, even if resolved, may be adverse due to tax increases and spending cuts, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth, including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites and as between existing markets and newer markets; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; our requirement to impair recorded goodwill and other long-lived assets; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential and/or personal information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures, including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy, fuel and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business, and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

The Fresh Market, Inc.

2013 Annual Report on Form 10-K
For Fiscal Year Ended January 26, 2014

PART I

Item 1. Business.

General

The Fresh Market is a fast-growing specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 26, 2014, we operated 151 stores in 26 states across the United States.

History

The Fresh Market opened its first store in Greensboro, North Carolina in 1982. In the 1980s and early 1990s, the company expanded its presence throughout the Southeastern United States. In 1996, the company entered Florida, and as of January 26, 2014 we have 33 stores, making Florida our largest market. We continue to introduce our store to new markets and entered the Midwest in 2005, the Northeast in 2009, the Plains states and California in 2012, and Texas in 2013.

Throughout The Fresh Market’s history, our company has been characterized by a culture of continuous growth and an innovative approach to perishable product offerings. As the company has grown, we have implemented numerous organizational, technological and process improvements to better standardize our systems and processes and contribute to our ability to scale our operations. At the same time we have fostered a spirit of innovation that encourages our management to continually challenge and enhance our product offerings and services.

Competitive Strengths

We attribute our success in large part to the following competitive strengths:

Outstanding food quality, store environment and customer service. We are dedicated to delivering a superior shopping experience that exceeds our customers’ expectations by offering fresh, premium products and providing a high level of customer service. Our high-quality food offerings are the result of our careful selection of distinct products based on a range of attributes such as taste, color, size, grade, marbling, growing conditions, origins and freshness. Additionally, our stores are designed to delight our customers’ senses with an aesthetically pleasing environment. Elements of this environment include colorful product presentations, accent lighting, music and various aromas including flowers, coffee and freshly baked goods. Additionally, we strive to engender employee pride and enthusiasm, reflecting our belief that a motivated, knowledgeable staff and a service-oriented, engaging shopping experience foster a strong relationship with our customers, generate favorable word-of-mouth publicity and drive sales.

Business well positioned for changing industry trends. We believe that our company is well positioned to capitalize on evolving consumer preferences and other trends currently shaping the food retail industry. These trends include:

•a growing emphasis on customer convenience and the shopping experience;

•	an increasing consumer focus on healthy, fresh and quality offerings as well as organic and conventional offerings;

•	an increasing consumer interest in locally-grown products including regionally and locally sourced food;

•	an improving perception of private-label product quality; and

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

Highly-profitable smaller-box format. Since our founding, we have exclusively operated a smaller-box format, which has proven to be highly profitable. Our stores average approximately 21,000 square feet and carry an edited assortment of approximately 9,000 to 10,000 SKUs at any one time, while many conventional supermarkets are approximately 40,000 to 60,000 square feet and carry an average of 45,000 SKUs. Within this smaller-box format, we focus on higher-margin food categories. Further, we believe our format facilitates interaction among our store managers, customers and staff, enhancing the customers’ shopping experience. Our disciplined, exclusive focus on this format leads to more consistent execution across our store base, which we believe allows us to generate higher operating margins than conventional supermarkets. Additionally, the smaller-box format is adaptable to different retail sites and configurations. We expect this format will enable us to continue to extend our geographic presence without compromising our profitability or shopping experience.

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

Experienced management team with proven track record. Our executive management team has extensive experience across a broad range of industries and employs an analytical, data-driven approach to decision-making that is designed to encourage innovation and stimulate continuous improvement throughout the organization. Our executive management team has an average of fourteen years of experience in the retail industry and an average of seven years with our company, and is complemented by merchandising and operations management with an average of over thirty years of food retail experience and an average of thirteen years with our company.

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

Growth Strategy

Expand our store base. We intend to continue to expand our store base in existing markets and to penetrate new markets over time. We view expansion as a core competency and have nearly quadrupled our store count over the last ten years. Our real estate development team and supporting functions continuously look to improve our capability to identify new sites and forecast the sales performance of those sites. In the summer of 2013, we began identifying enhancements to our real estate process, which we believe will allow the company to achieve more predictable future results. We are now focused on three key refinements.

First, our real estate plan will place a greater emphasis on existing market expansion, while slowing the pace of openings relative to 2013 in markets west of the Mississippi River for the near- to medium-term. We believe this approach will allow us to better control occupancy costs, leverage existing market data to improve sales forecasts, and improve productivity among our future classes of stores. In 2013, we opened 22 new stores of which eight openings were in California and Texas alone. Prior to 2013, our store in Sacramento, which opened in the fall of 2012, was the only store we operated in these two states. We do not anticipate this same proportion of openings in new markets in the near- to mid-term. In fact, of the 23 to 25 new stores we expect to open in 2014, we expect no more than five stores will be in California and Texas.

Second, we have modified our real estate selection process and sales forecasting to include new analytics, which we believe will improve the strength of stores added to our pipeline and enhance the consistency of results from new store openings. In addition to qualitative market research, we have updated both our existing forecast methodology and added a new dynamic forecasting model to augment this process. In preliminary back-testing, the model has shown a higher level of consistency in predicting sales performance and profit contribution than our current process. The benefits of this revised process are being used for leases being signed now for stores opening beyond 2014.

Third, in the fall of 2013 we contracted with a real estate analytics firm to update our white space analysis, which provides detailed information about opportunities to grow and place our stores, for the southeastern United States, and provide us with tools to improve our capabilities in assessing sites in all our markets. We last performed a white space analysis in early 2010, and believe that there are numerous additional trade areas in the Southeast that could support a The Fresh Market store relative to that analysis. We believe our ability to source products at lower costs and better manage inventories than we could in 2010, has lowered the required break-even sales levels in recent years. We also have observed that new stores in the Southeast are cannibalizing sales of existing stores less than historically modeled. This gives us confidence in our ability to select additional new sites in established markets that we believe will provide returns in-line with our historical average.

Taken together, we believe these refinements to our real estate expansion plan will enable us to grow profitably and more predictably. The research being conducted now will also provide us with a better perspective on the number of The Fresh Market stores that can be supported in the United States.

Our recent growth is summarized below:

	Year Ended January 26	Year Ended January 27	Year Ended January 29
	2014	2013	2012
Stores at beginning of fiscal year	129	113	100
Stores opened	22	16	13
Store closures	—	—	—
Stores at end of fiscal year	151	129	113
Relocations and remodels	3	1	4
Total gross square footage	3,200,000	2,714,000	2,383,000
Year-over-year change	18%	14%	12%

When developing a new store site, we generally target a store size of approximately 17,000 to 22,000 gross square feet and first year sales of $8 million to $12 million. The sales level may vary based on the size of the required investment. Our target net investment to open a new store varies based on the approach we take to developing the applicable new store site. For example, we may enter into a “build-to-suit” lease, in which the owner develops a store site to our specifications prior to us occupying the premises. For build-to-suit stores, depending on site characteristics and other factors, our target net investment is approximately $3.0 million to $4.0 million per store, including interior upfit and furniture, fixture, and equipment costs and initial inventory, net of payables. Alternatively, we may enter into a lease “as-is” for existing structures, in which we take the premises in its current state and develop it. For opening stores in “as-is” existing structures, depending on the age of the building, our target net investment is approximately $3.5 million to $5.0 million per store, although some transaction structures or specific properties may be substantially higher. Occasionally, we enter into a lease for, or acquire, land and then build the entire structure. In this case, depending on the site work and scope of the project, the net investment excluding cost of land is typically $5.5 million to $8.5 million, although some transaction structures or specific properties may be substantially higher. Also, we may incur lease inducement costs or similar prepayments in connection with acquiring or entering into new leases. These lease inducement costs and similar prepayments are not included as part of our net investment costs and are amortized to rent expense over the primary lease term.

In most cases, our operating model generally targets a cash flow contribution of 8% to 10% or greater of sales in the first year of operations, increasing to the low-to mid-teens by the fifth year of operation. In addition, our investment criteria and internal rate of return thresholds remain consistent across store site types. In most cases, we target a payback period of less than four years. When entering new markets, we may consider the new store site to be an investment with a lower return we choose to make in order to test our operating model, build credibility with the real estate community and provide a platform for future growth. This approach we believe allows us to better learn whether any refinements to our concept are required and obtain future real estate sites at lower costs before expanding further in the market.

Drive comparable store sales. We aim to increase our comparable store sales by generating growth in the number and average size of customer transactions at our existing stores. The key elements of our strategy to increase the number of customer transactions at our existing stores include:

•	continuing to offer a differentiated food shopping experience that leads to favorable word-of-mouth publicity;

•	providing a greater number of solutions for more meal occasions;

•
continuing to provide an assortment of distinctive, high-quality product offerings and communicate their attributes and suggestions for cooking with them to generate new and repeat visits to our stores;

•	generating customer loyalty through expansion of products offered under our private-label brands; and

•	remodeling older stores to enhance the look and feel of the store.

The key elements of our strategy to increase the amount our customers spend when they visit our stores include:

•	continuing to introduce new and creative products, including products offered under our private label brands, to accommodate our customers’ evolving preferences;

•	expanding our selection of local and regional products;

•	utilizing in-store cross-merchandising and extending categories to serve ready to serve offerings;

•	communicating and offering various promotional activities;

•	enhancing our product offering displays to make purchasing more convenient; and

•	remodeling older stores to enhance the merchandising of products.

We believe that our commitment to providing differentiated and creative product offerings in response to customer needs and preferences and our focus on customer service will continue to build customer loyalty and favorable word-of-mouth publicity and lead to increased customer transactions at our stores and growth in the amount our customers spend when they visit our stores.

Increase our operating margins. We intend to increase our operating margins gradually over the long term through scale efficiencies and leverage of our fixed cost base. We believe we will be able to increase our gross margin, but may choose to invest these improvements to increase sales and market share where we operate our stores. Specifically, our anticipated store growth will permit us to benefit from economies of scale in sourcing products and allow us to leverage our buying costs, supply chain costs, and occupancy costs as a percentage of sales. In addition to our continued expansion, as we refine and improve our various ordering, tracking and product allocation systems, we expect to benefit from additional gross margin improvement opportunities by increasing sales and reducing inventory shrinkage. We also believe that we can make profitable enhancements to our merchandise offerings by, for example, continuing to increase our selection of local and regional products. Finally, we believe that as we grow revenues and the store base, we will be able to leverage our existing infrastructure, corporate overhead, and labor expenses with continued cost discipline to gradually improve operating margins.

Industry Overview and Trends

The U.S. food retail industry encompasses store formats ranging from small grocery shops and convenience stores to large supermarkets and club stores. The supermarket format represents the largest segment of the food retail industry. This format, of which we are a part, includes conventional, warehouse, supercenter, limited assortment, military commissaries and natural/gourmet foods. We do not believe, however, that we neatly fit into any of these categories. With an average store size of approximately 21,000 square feet, a focus on perishables and only 9,000 to 10,000 SKUs in stock at any one time, we believe we are best defined as a specialty food retailer.

Key trends that we believe shape our market include:

•
Increasing focus on convenience and the customer shopping experience: Supermarkets are enhancing or attempting to enhance the consumer’s shopping experience in stores with a more aesthetically appealing environment as competition is increasing. In addition, supermarkets are striving to be more innovative and responsive to consumer preferences with their consumer interactions and product offerings that include prepared foods and targeted promotions.

•
Emphasis on healthy, fresh and quality offerings: Supermarkets are increasingly providing and marketing fresh food items consistent with ongoing health trends and greater consumer awareness of the negative aspects of processed foods. Many conventional supermarkets are attempting to complement center aisle grocery formats with fresh formats that emphasize high-quality perishables and prepared foods. The increased popularity of organic and natural products over the past few years is also indicative of a consumer preference for fresh food items. Additionally, the growing consumer demand for fresh, quality offerings has improved the infrastructure for, and increased the supply of, these items, resulting in improved sourcing, distribution and pricing.

•
Localization: An increasing number of consumers believe that locally-grown products are fresher and taste better. Consumers often purchase locally-grown food because they prefer to support local growers. In addition, these consumers may believe that locally-grown food results in a reduced environmental impact.

•
Private label: Supermarkets continue to develop and promote private-label brands to distinguish themselves from their competitors and promote customer loyalty. These private-label brands can also offer benefits to retailers through increased margins and, in certain instances, to customers through lower prices compared to branded products. Another key contributor to private label growth has been the improved product quality image and exclusivity of certain brands, which can further help to differentiate supermarkets from each other.

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

Products

We have a significant focus on perishable product categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Our non-perishable product categories consist of traditional grocery, frozen and dairy products as well as bulk, coffee and candy, beer and wine, and health and beauty. We emphasize fresh items that are distinct and of premium quality as compared to our conventional competitors. The following is a breakdown of our perishable and non-perishable sales mix:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Perishable	65.4%	65.8%	66.4%
Non-perishable	34.6%	34.2%	33.6%

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

•
Seafood. We offer our customers a distinctive selection of fresh seafood and choose our suppliers based on the quality of their offerings and production methods. Our stores receive deliveries of fresh seafood up to six times a week, demonstrating our dedication to freshness. One of the distinguishing characteristics of the department is the prepared or “value-added” seafood selections. Additionally, we have a partnership with the New England Aquarium to develop an Environmentally Sustainable Seafood Policy that will shape all future product sourcing decisions and inspire us to continuously improve the environmental responsibility of the items we sell in our seafood department. This commitment recognizes the increasing importance of sustainability in being able to provide our customers with the highest quality seafood they expect from us for many years to come.

•
Produce. We offer our customers a “farmers’ market” experience focused on freshness, variety and abundant displays. For example, our mushroom selection consists of many varieties, including French horn, hen-of-the-woods and porcini. We also pride ourselves on offering our customers the “best eating” varieties year-round, and offer a mix of conventional, certified organic and local produce throughout the year depending on quality and availability. An example of our “best eating” varieties is our SweeTango apple that may not be available in conventional supermarkets.

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

•
Health and Beauty. We strive to offer a selection of natural and specialty health and beauty care items, which includes personal care items such as soap, facial cleansers, lotions, hair care products, and lip balms, as well as many wellness items to supplement a healthy lifestyle. We offer a variety of “The Fresh Market” brand vitamins and herbal supplements as well as numerous other health and lifestyle products.

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

Pricing Strategy

By maintaining our commitment to providing premium products at reasonable prices, we believe we are able to communicate to our customers a sense of value and foster a relationship of trust, which in turn generates customer loyalty. We attract customers to our stores based on the variety and quality of our products and a differentiated shopping experience.

Our pricing decisions are driven by the limited direct overlap between our product offerings and the products offered by most conventional supermarkets. Where our products are directly comparable to those offered by our competitors, such as grocery and dairy staples, beer and wine, we aim to price them competitively, and where our products are recognizably distinct from those offered by our competitors, such as our produce, meat and seafood, we aim to price them commensurate with the quality of our products. Examples of such products include our Honey Crisp apples, because of their size, color and lack of bruising, and our ground beef, which is ground fresh in our stores every day and contrasts with that carried by many conventional supermarkets, who typically rely upon mechanically separated beef processed at a central processing facility and available for sale many days after the product was ground.

Stores

Our stores are organized around distinct departments with engaging merchandise displays that reinforce our emphasis on freshness and service. In addition, our stores are decorated and designed to evoke a “neighborhood grocer” feel, and in some cases are customized to local and regional tastes. The careful design of our stores creates a warm, inviting atmosphere that evokes a simple elegance, with colorful product presentations, accent lighting and music. The aroma of flowers, coffee and freshly baked goods permeates the stores and other amenities, such as free coffee daily and cut-to-order meats, enhance the shopping experience for our customers. The Fresh Market store atmosphere is meant to encourage the customer to slow down, interact with employees and have an enjoyable shopping experience.

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

We employ a detailed, analytical process to identify target markets or sales potential by geographic regions. We target locations based on demographic characteristics, including income and education levels, drive times, competition and population density, as well as other key characteristics including convenience for customers, visibility, access, signage and parking availability. We generally visit a potential location multiple times to perform on-site diligence and interview potential customers. We supplement our in-house efforts by leveraging the expertise of our extensive regional broker network. Our real estate committee, which includes members of senior management, approves all new stores.

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

Our stores are generally open seven days a week from 8:00 am to 9:00 pm each day. Certain stores may open at 7:00 am or close at 10:00 pm.

Training and Development

We believe that our success and our growth are dependent upon hiring, training, retaining, developing, and promoting qualified and enthusiastic employees who share our passion for delivering an extraordinary food shopping experience. We maintain a significant and growing resource library of training materials on our intranet site that facilitates the identification and exchange of expertise across all of our operations. Nearly all of our store managers and district managers are promoted from within, and we actively track and reward mobility to ensure a sufficient pipeline of store managers and assistant store managers.

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

We believe that our distribution strategy enables us to:

•	focus on our core competency of in-store food retail rather than logistics;

•	grow our geographic footprint and operate profitably in new markets without a need for critical mass in any one market to leverage the costs of dedicated distribution facilities;

•	benefit from best-in-class logistics solutions and related, rapidly evolving technologies; and

•	capture scale efficiencies and increase negotiating power with both our suppliers and our distributors.

With our logistics contracts we seek to increase our efficiency, generate higher margins and achieve better returns. As a result, we are willing to switch logistics providers from time to time when appropriate.

Since 2007, Burris Logistics has been our primary logistics provider, and has managed inventory replenishment, warehouse operations and transportation for all of our stores. Burris Logistics warehoused and distributed products that accounted for approximately 57% of the merchandise we purchased during 2013. The term of our agreement with Burris Logistics extends into February 2016. We expect that Burris Logistics will have sufficient capacity to accommodate our anticipated growth through the medium term and that we have various alternatives, including Burris Logistics, available to us for long-term growth.

We also have certain direct to store vendors that distribute across all our stores, as well as individual, store-managed relationships with local vendors.

Marketing and Advertising

We believe that the distinct and superior food shopping experience we offer our customers, and our customers’ association of that shopping experience with The Fresh Market, are major drivers of our comparable store sales and enable us to spend less on advertising than our conventional competitors. We rely primarily on favorable word-of-mouth publicity to drive sales growth rather than traditional marketing activities, such as weekly newspaper circulars that are focused on price promotions. In 2013, our marketing expense was 0.3% of annual revenues, which we believe is significantly lower than that of most of our competitors. We spend most of our marketing budgets on in-store merchandising-related activities, including promotional signage and events such as classes, tours, cooking demonstrations, product samplings and other seasonal events. We use in-store signage to highlight new products and any differentiated aspects of our products. We also distribute a weekly electronic newsletter named “Fresh Ideas” to share new products, seasonal produce, recipes and weekly specials with our customers. On occasion we employ a direct marketing approach to create and strengthen relationships with our customers.

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
Competition
Food retail is a large and competitive industry. Our competition varies and includes national conventional supermarkets such as Kroger and Safeway, regional supermarkets such as Harris Teeter and Publix, national superstores such as Wal-Mart and Target, alternative food retailers such as Whole Foods Market, Trader Joe’s and Sprouts Farmers Market, and local supermarkets, natural foods stores, smaller specialty stores and farmers’ markets. Each of these stores competes with us on the basis of product selection, quality, customer service, price or a combination of these factors. We believe our commitment to high-quality perishable offerings at competitive prices and our focus on customer service differentiate us in this marketplace.

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

Employees

 As of January 26, 2014, we employed approximately 11,700 people, consisting of approximately 7,200 full-time employees and approximately 4,500 part-time employees, none of whom are subject to a collective bargaining agreement. We believe our employee relations are good.

Seasonality

The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Inflation

While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were moderate. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

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

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of this strategy depends upon, among other things:

•	the identification of suitable and available sites for store locations, including sites in new markets throughout the United States;

•	the negotiation of acceptable lease terms for store sites;

•	the ability to continue to attract customers to our stores largely through favorable word-of-mouth publicity, rather than through conventional advertising;

•	the hiring, training and retention of skilled store personnel;

•	the identification and relocation of experienced store management personnel;

•	the effective management of inventory to meet the needs of our stores on a timely basis;

•	the availability of sufficient levels of cash flow or necessary financing to support our expansion; and

•	the ability to successfully address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

Although we have identified enhancements to our real estate process, which include greater emphasis on existing markets, modifying our real estate selection process and sales forecasting, and updating our white space analysis, we may not be able to identify suitable and available sites to support our growth strategy. The sites that are identified may not produce the levels of sales we predict or are necessary for a new store to operate profitably. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets.

We, or our third party vendors, may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. We do not participate in many of the traditional marketing activities of conventional food retailers, but instead rely primarily on favorable word-of-mouth publicity to drive sales. We cannot assure you that we will continue to grow through new store openings or through favorable word-of-mouth publicity in the future. Additionally, our continued expansion into geographic areas in which we currently do not operate, will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. If we experience a decline in performance, or new stores or new markets do not meet our expectations, we may slow or discontinue store openings, or we may decide to close individual stores or exit a market. In the past fifteen years, we have closed six stores before the expiration of their primary lease terms, four of which were subsequent to the year ended January 26, 2014. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

Our new store base, or stores opened or acquired in the future, may negatively impact our financial results in the short term and may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all .

We have actively pursued new store growth in existing and new markets and plan to continue doing so in the future. Our growth continues to depend, in part, on our ability to open and operate new stores successfully. New stores may not achieve sustained sales and operating levels consistent with our mature store base on a timely basis or at all. This may have an adverse effect on our financial condition and operating results. In addition, if we acquire stores in the future, we may not be able to successfully integrate those stores into our existing store base and those stores may not be as profitable as our existing stores. We cannot assure you that our new store openings will be successful or result in greater sales and profitability for the company. New stores build their sales volume and their customer base over time and, as a result, generally have lower gross margin rates and higher operating expenses, as a percentage of net sales, than our more mature stores. New store openings may negatively impact our financial results in the short term due to the effect of pre-opening and applicable store management relocation costs and lower sales and contribution to overall profitability. In addition, our comparative results from one fiscal period to another may be impacted by the relative timing of new store openings within those fiscal periods. Any failure to successfully open and operate new stores in the time frames and at the costs estimated by us could result in a decline of the price of our common stock.
Another factor is our success in developing stores in new markets. There are inherent risks in opening new stores, especially in new markets, including the lack of experience, logistical support, and brand awareness. Some of our new stores, including those opening in Texas and California in fiscal 2014, may be located in areas where we have little or no brand recognition in local markets. Those markets may have different competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher cost of entry, which may cause our new stores to be less successful than stores in existing markets. These factors may result in lower than anticipated sales and cash flow for stores in new markets along with higher preopening costs. In the event stores in new markets do not achieve the sales that we expect, we may expend additional resources through advertising, promotions or service offerings in order to improve sales performance. This increases the cost of doing business and the risk that the Company's business practices could result in liabilities that may adversely affect its performance, despite the exercise of reasonable care. Further, if expected sales are not achieved and our efforts to increase sales and store profitability do not succeed, we may be forced to take an impairment charge, if future undiscounted cash flows expected to be generated by an asset group does not exceed the carrying value of that asset group, or close the underperforming store.

Our inability to maintain or improve levels of comparable store sales growth could have a material adverse effect on our business, financial condition and results of operations and cause our stock price to decline.

We may not be able to maintain or improve the levels of comparable store sales growth that we have experienced in the recent past. In addition, our overall comparable store sales have fluctuated in the past and will likely fluctuate in the future. A variety of factors affect comparable store sales, including consumer preferences, buying trends and spending levels, competition, economic conditions, product pricing and availability, in-store merchandising-related activities and our ability to source and distribute products efficiently. In addition, many specialty retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in recent periods, which could have a material adverse effect on our business, financial condition and results of operations and result in a decline in the price of our common stock.

Our inability to maintain or increase our operating margins could adversely affect our results of operations and the price of our stock.

We may not be able to maintain or increase our operating margins. If we are unable to successfully manage the potential difficulties associated with store growth, we may not be able to capture the scale efficiencies that we expect from expansion. If we are not able to capture scale efficiencies, improve our systems, continue our cost discipline and enhance our merchandise offerings, we may not be able to achieve our goals with respect to operating margins. In addition, if we do not adequately refine and improve our various ordering, tracking and allocation systems, we may not be able to increase sales and reduce inventory shrinkage. As a result, our operating margins may stagnate or decline, which could adversely affect the price of our stock.

Economic conditions that impact consumer spending could materially affect our business.

Ongoing economic uncertainty continues to negatively affect consumer confidence and discretionary spending. Our results of operations may be materially affected by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. This risk may be exacerbated if customers choose lower-cost alternatives to our product offerings in response to economic conditions. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, interest rates, tax rates, and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to lower-

priced competitors. In addition, inflation or deflation can impact our business. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result, our results of operations could be materially adversely affected.

We face competition in our industry, and our failure to compete successfully may have an adverse effect on our profitability and operating results.

Food retail is a competitive industry. Our competition varies and includes national, regional and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, and farmers’ markets. Each of these stores competes with us on the basis of product selection and quality, customer service, store format, location and price. In addition, some competitors are aggressively expanding their number of stores or their product offerings. In their new or remodeled stores, our competitors often increase the space allocated to perishable food and specialty food categories, which are our core categories. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies or competitors open stores within close proximity to our stores, our results of operations may be negatively impacted through a loss of sales, reduction in margin from competitive price changes or greater operating costs. Further, any attempt by a competitor to copy or mimic our smaller-box format or operating model could materially impact our business, results of operations and financial condition by causing a decrease in our market share and our sales and operating results. Increased competition may also make obtaining suitable sites for new stores and employee retention more difficult and raise our occupancy costs and our cost of hiring and retaining qualified employees.

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

Our success depends upon our ability to identify, source and market new products that meet our high standards and customer preferences and our ability to offer our customers an aesthetically pleasing shopping environment.

Our success depends on our ability to identify, source and market new products that both meet our standards for quality and appeal to customers’ preferences. Consumer preferences may change rapidly and without warning. A change in consumer preferences away from our offerings would have a material adverse effect on our business. A small number of our employees, including our in-house merchants, are primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. We also attempt to create a pleasant and appealing shopping experience. If we are not successful in creating a pleasant and appealing shopping experience we may lose customers to our competitors. If we do not succeed in maintaining good relationships with our vendors and in introducing and sourcing new products that consumers want to buy, or if we are unable to provide a pleasant and appealing shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, resulting in reduced profitability.

Our stores rely heavily on sales of perishable products, and ordering errors or product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products. Sales of perishable products accounted for approximately two-thirds of our total sales in fiscal year 2013. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. We have implemented certain systems to ensure our ordering is in line with demand. We cannot assure you, however, that our ordering systems will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, we could suffer inventory losses, which would negatively impact our operating results. Furthermore, we could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences.

Increased commodity prices may impact profitability

Many of our products include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other commodities. Commodity prices worldwide have been increasing. While commodity prices do not typically represent the substantial majority of our product costs, any increase in commodity prices may cause our vendors to seek price increases from us. Although we typically are able to resist vendor efforts to increase costs to us, we may be unable to continue to do so, either in whole or in part. In the event we are unable to resist our vendors’ requests to obtain price increases, we may in turn consider raising our prices, and our customers may resist any such price increases. Our profitability may be impacted through increased costs to us which may impact gross margins or through reduced revenue as a result of a decline in the number and average size of customer transactions.

The current geographic concentration of our stores creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

As of January 26, 2014, we operated 33 stores in Florida, making Florida our largest market and representing 22% of our total stores. We also have store concentration in North Carolina and Georgia, operating 15 stores and 12 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics and population.

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

We have significant lease obligations, which may require us to continue paying rent for store locations that we no longer operate.

The vast majority of our stores are leased and we are subject to risks associated with our current and future real estate leases for our stores. Our costs could increase because of changes in the real estate markets, entry into new, higher cost markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the remaining lease term, and we may not be able to find acceptable sublessees for such locations. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and we may not be able to find replacement locations that will provide for the same success as current store locations.

Our high level of fixed lease obligations could adversely affect our financial performance.

Our high level of fixed lease obligations will require us to use a portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing, if required, to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our leases, which generally provide for periodic increases in rent. If we are not able to make the required payments under the leases, the owners of the relevant stores may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under certain leases could trigger defaults under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

Future consumer or other litigation could adversely affect our financial condition and results of operation.

Our retail operations are characterized by transactions involving a wide array of product selections, including prepared food. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, are and may, in the future become a party to individual personal injury, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected.

Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices. For example, we are party to a lawsuit that was filed against us in U.S. District Court in Connecticut alleging that the manner in which we implemented and applied the fluctuating workweek method for calculating the compensation due to our department managers violates the federal Fair Labor Standards Act. Certain claims asserted in these lawsuits, if resolved against us, could give rise to substantial damages. Our defense costs and any resulting damage awards or settlement amounts may not be fully covered by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.

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

Our expenses relating to employee health benefits are significant. In March 2010, the United States government enacted health care reform legislation that will make significant changes to the health care payment and delivery system. The health care reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The legislation includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and the level of health benefits that will be required and the amount of payment health care providers will receive. Although many of the rules, reforms and regulations required to implement the health care reform legislation have not yet been finalized, such reforms may increase our employee healthcare-related costs and therefore our operating expenses.
Our business could be harmed by a failure of our information technology, administrative or outsourcing systems, including a security breach.

We rely on our information technology, administrative and outsourcing systems to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes, such as our financial and reporting systems. The failure of our information technology, administrative or outsourcing systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business to suffer. In addition, our information technology and administrative and outsourcing systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential customer data. Further, we process a large number of credit and debit card transactions each year. A security breach may compromise the security of such transactions and may continue undetected for a period of time, increasing the potential impact on customer data. Any such breach, damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, reduce customers’ willingness to use credit and debit cards in our stores, require us to expend significant time and expense developing, maintaining or upgrading our information technology, administrative or outsourcing systems or prevent us from paying our suppliers or employees, receiving payments from our customers or performing other information technology, administrative or outsourcing services on a timely basis. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting new federal and state laws and legislative proposals addressing data privacy and security, as well as increased data protection obligations imposed on merchants by credit card issuers. As a result, we may become subject to more extensive requirements to protect the customer information that we process in connection with the purchase of our products and incur significant compliance costs.

Energy costs are a significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and our third-party logistics providers use gasoline and diesel in the trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores and may increase the costs of our products. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase which would impact our profitability.

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

We currently rely upon independent third-party service providers for all product shipments to our stores. In particular, we rely on one third-party service provider, Burris Logistics, to provide key services related to inventory management, warehousing and transportation, and, as a result, much of the product is stored at warehouses maintained by Burris Logistics. See “Business—Sourcing and Distribution.” Products sourced and distributed through Burris Logistics accounted for approximately 57% of the merchandise we purchased during fiscal year 2013.

Although we have not experienced difficulty in our inventory management, warehousing and transportation to date with Burris Logistics, interruptions could occur in the future. Further, although we expect that Burris Logistics, and our other key vendors, will have sufficient capacity to accommodate our anticipated growth, they may not have the resources to do so. Any significant disruptions in our relationship with Burris Logistics to service our stores, or our relationships with our other key vendors, including due to their inability to accommodate our growth, would make it difficult for us to continue to operate our existing business or pursue our growth plans until we execute replacement agreements or develop and implement self-distribution processes. In addition, if our vendors fail to comply with transportation or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted.

While we believe that other third-party service providers could provide similar services on reasonable terms, they are limited in number and we cannot assure you that we would be able to find a replacement distributor on a timely basis or that such distributor would be able to fulfill our demands on commercially reasonable terms, which could have a material adverse effect on our results of operations and financial condition. In addition, labor shortages in the transportation industry, long-term disruptions to the national and international transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries could negatively affect our business.

Products we sell could cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

There is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury, or death caused by products we sell, whether food or non-food, could result in the discontinuance of sales of these products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. In particular, the sale of food products entails an inherent risk of product liability claims, product recalls and the resulting negative publicity. Food products containing contaminants or allergens could be inadvertently manufactured, prepared or distributed by us and, if processing at the consumer level does not eliminate them, these contaminants or allergens could result in illness or death. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to perform product recalls in the future, whether on food or other products. Any such claims, recalls or adverse publicity with respect to our private label products may have an even greater negative effect on our sales and operating results, in addition to generating adverse publicity for our private label brand.
Any claims brought against us may exceed our existing or future insurance policy coverage or limits, or not be covered by any rights to indemnity or contribution we have against others. Our insurance carriers may contest their coverage obligations. Any judgment against us that is in excess of our available insurance coverage would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding our company, brand, or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations or financial condition.

We may experience negative effects to our reputation from real or perceived quality or health issues with our food products, which could have an adverse effect on our operating results.

We believe customers count on us to provide them with fresh, high-quality food products. Concerns regarding the quality or safety of our food products or our food supply chain could cause consumers to avoid purchasing certain products from us, or to seek alternative sources of food, even if the basis for the concern is unfounded, has been addressed or is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving products sold at our stores, could discourage consumers from buying our products which could have an adverse effect on our reputation, brand and operating results.

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

If we fail to maintain our reputation and the value of our brand, our sales may decline.

We believe our continued success depends on our ability to maintain and grow the value of the The Fresh Market brand. Maintaining, promoting and positioning our brand and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high-quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. Our brand could be adversely affected if we fail to achieve these objectives, or if our public image or reputation were to be tarnished by negative publicity.

Consumers or regulatory agencies may challenge certain claims made regarding our products.
Products that we sell may carry claims as to their origin, ingredients, or health benefits, including, by way of example, the use of terms such as “natural.” The use of these terms may not be subject to uniform standards. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions, including class actions, against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

The occurrence of a widespread health epidemic could materially adversely affect our financial condition and results of operations.

Our business may be severely impacted by a widespread regional, national or global health epidemic, such as pandemic flu. Such an epidemic could materially adversely affect our business by disrupting production and delivery of products to our stores, by impacting our ability to appropriately staff our stores and by causing customers to avoid public gathering places, such as our stores, or otherwise change their shopping behaviors.

If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.

The food retail industry is labor intensive, and our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and consumers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we are located, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

The loss of key employees could negatively affect our business.

A key component of our success is the experience of our key employees, including our President and Chief Executive Officer, Craig Carlock, our Executive Vice President and Chief Operating Officer, Sean Crane, our Senior Vice President - Real Estate and Development, Randy Young, and our Senior Vice President - Merchandising and Marketing, Marc Jones. These employees have extensive experience in our industry and are familiar with our business, systems and processes. The loss of the services of one or more of our key employees could impair our ability to manage our business effectively. We do not maintain key person insurance on any employee.

In addition to these key employees, we have other employees in positions, including those employees responsible for our merchandising, operations, information technology, and real estate departments, which, if vacant, could cause a temporary disruption in our business until such positions are filled.

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

Various aspects of our business are subject to federal, state and local laws and regulations. Our compliance with these regulations may require additional capital expenditures and could materially adversely affect our ability to conduct our business as planned.

We are subject to federal, state and local laws and regulations relating to matters such as product labeling, zoning, land use, environmental protection, workplace safety, food safety, public health, and alcoholic beverage sales. In particular, the states in which we operate and several local jurisdictions regulate the licensing of supermarkets and the sale of alcoholic beverages. In addition, certain local regulations may limit our ability to sell alcoholic beverages at certain times. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, immigration, disabled access and work permit requirements. Compliance with new laws in these areas, or with new or stricter interpretations of existing requirements, could reduce the revenue and profitability of our stores and could otherwise materially adversely affect our business, financial condition or results of operations. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future.

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

Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. Our management concluded that its internal control over financial reporting was effective as of January 26, 2014. See “Item 9A. Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting.”

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Our corporate headquarters are located in Greensboro, North Carolina and, as of January 26, 2014, we operated 151 stores in 26 states. In fiscal 2012 we increased our store base by 16 stores and in fiscal 2013 we increased our store base by 22 stores. The following store list shows the number of stores operated in each state as of January 26, 2014:

	Total Number of		Total Number of
State	Stores	State	Stores
Alabama	6	Mississippi	1
Arkansas	2	New Hampshire	1
California	5	New York	3
Connecticut	2	New Jersey	2
Florida	33	North Carolina	15
Georgia	12	Ohio	6
Illinois	8	Oklahoma	1
Indiana	5	Pennsylvania	4
Kansas	2	South Carolina	7
Kentucky	3	Tennessee	7
Louisiana	4	Texas	4
Maryland	4	Virginia	11
Massachusetts	1	Wisconsin	2
		Total	151

We currently lease 150 stores as well as our corporate headquarters and own one store location. Our typical lease has a primary term of ten to fifteen years, with multiple options to renew that extend the term of our control. We do not believe that any individual store property is material to our financial condition or results of operation. Additionally, in 2013 we started leasing certain buildings under a capital lease agreement, and in other instances we have leased buildings in which we are considered the owner of the building for accounting purposes.

Of the leases for our stores, three expire in fiscal 2014, eight expire in fiscal 2015 and the balance expire at varying terms thereafter. We control options to renew and extend the terms of two of the store leases scheduled to expire in fiscal 2014, and are actively negotiating extended terms for the other lease to expire in fiscal 2014. We control options to renew and extend the terms of each of the store leases scheduled to expire in fiscal 2015. As of January 26, 2014, we have executed 25 leases for planned new store openings through 2014 and beyond.

In addition to new store openings, we occasionally remodel and relocate existing stores to improve operating performance. Despite the relative youth of our store base, we continuously consider whether any of our stores needs to be remodeled or relocated. We generally relocate stores to improve site characteristics or if customer demographics in the area have changed. We plan to remodel five to eight stores in 2014.

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
We are party to a lawsuit that was filed against us in U.S. District Court in Connecticut alleging that the manner in which we implemented and applied the fluctuating workweek method for calculating the compensation due to our department managers violates the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which we use the fluctuating workweek method of compensation. We believe that the fluctuating workweek method (and the manner in which we have implemented and applied it) is permissible under federal law and the law of each state in which we employ it, and we intend to vigorously defend ourselves in this proceeding. As the case is in the early stages, we cannot predict whether the Court will dismiss the complaint for having no merit or certify a collective action, nor can we predict the amount of damages, if any, that ultimately may be awarded. Should we ultimately be found liable in this matter, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The Nasdaq Global Select Market under the symbol "TFM" since November 5, 2010, subsequent to our initial public offering. Prior to that date, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market for each quarter during the fiscal years ended January 26, 2014 and January 27, 2013:

	High	Low
Fiscal year ended January 26, 2014
January 28, 2013 to April 28, 2013	$50.45	$36.51
April 29, 2013 to July 28, 2013	54.85	40.11
July 29, 2013 to October 27, 2013	57.16	46.64
October 28, 2013 to January 26, 2014	52.86	34.72
Fiscal year ended January 27, 2013
January 30, 2012 to April 29, 2012	$54.57	$42.47
April 30, 2012 to July 29, 2012	59.10	46.56
July 30, 2012 to October 28, 2012	65.69	55.16
October 29, 2012 to January 27, 2013	62.48	44.65

As of January 26, 2014, we had approximately 36 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker ‘‘street names.’’

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between November 5, 2010 (the date our stock began trading on the Nasdaq Global Select Market) and January 26, 2014, with the cumulative total return of (i) the Nasdaq Composite Index and (ii) S&P Food Retail Index, over the same period. This graph assumes the investment of $100 on November 5, 2010 in our common stock at the closing price of $32.11 on such date, rather than the initial public offering price of $22.00 per share, the Nasdaq Composite Index and the S&P Food Retail Index and assumes the reinvestment of dividends, if any.

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
$180
$160
$140
$120
$100
$80
$60
11/5/10
12/31/10
1/30/11
1/29/12
1/27/13
1/26/14
The Fresh Market, Inc.
Nasdaq Composite Index
S&P Food Retail Index

Item 6. Selected Financial Data.

The following tables set forth our selected historical financial and other data, as well as certain pro forma information that reflects the income tax effect of our conversion from an S-corporation to a C-corporation in 2010.

The historical consolidated balance sheets data as of January 26, 2014, and January 27, 2013, and the historical consolidated statements of income data for the years ended January 26, 2014, January 27, 2013 and January 29, 2012, have been derived from our audited consolidated financial statements, which are included in "Item 15. Exhibits and Financial Statement Schedules" of this Form 10-K. The historical consolidated balance sheets data as of January 29, 2012, January 30, 2011, December 31, 2010 and December 31, 2009 and our historical consolidated statements of income for the one month ended January 30, 2011, and the years ended December 31, 2010 and December 31, 2009, have been derived from our audited consolidated financial statements, which are in our previously filed Annual Reports on Form 10-K. Our consolidated financial statements as of and for the years ended January 26, 2014, January 27, 2013, January 29, 2012, the one month ended January 30, 2011, and for the years ended December 31, 2010 and December 31, 2009, were audited by Ernst & Young LLP, independent registered public accounting firm.

You should read the selected historical financial and other data in conjunction with the information included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Form 10-K. Our historical results set forth below are not necessarily indicative of results to be expected for any future period.

	Year Ended (1)				One Month Ended	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012	January 30, 2011 (unaudited) (2)	January 30, 2011	December 31, 2010	December 31, 2009
	(dollars in thousands, except share and per share amounts)
Consolidated Statements of Income Data:
Sales	$1,511,657	$1,329,131	$1,108,035	$980,403	$78,149	$974,213	$861,931
Cost of goods sold	996,301	877,433	741,184	659,344	53,302	654,986	585,360
Gross profit	515,356	451,698	366,851	321,059	24,847	319,227	276,571
Selling, general and administrative expenses (3)	349,813	303,495	247,047	245,955	17,623	244,378	191,250
Impairments and store closure costs (4)	27,505	976	437	775	37	792	4,361
Depreciation	54,657	45,741	36,485	33,483	2,729	33,122	27,880
Income from operations	83,381	101,486	82,882	40,846	4,458	40,935	53,080
Other expenses (income):
Interest expense	3,783	1,498	1,858	2,209	87	2,374	3,806
Other income, net	—	—	(2)	(171)	(1)	(170)	(236)
Income before provision for income taxes	79,598	99,988	81,026	38,808	4,372	38,731	49,510
Recognition of net deferred tax liabilities upon C-corporation conversion (5)	—	—	—	19,125	—	19,125	—
Tax provision (benefit) (5)	28,791	35,855	29,631	(1,655)	1,712	(3,309)	308
Net income	$50,807	$64,133	$51,395	$21,338	$2,660	$22,915	$49,202
Net income per share
Basic and diluted	$1.05	$1.33	$1.07	$0.44	$0.06	$0.48	$1.03
Dividends declared per common share	$—	$—	$—	$0.83	$—	$1.00	$0.42
Shares used in computation of net income per share,
Basic	48,206,879	48,076,675	48,002,273	47,991,045	47,991,045	47,991,045	47,991,045
Diluted	48,394,338	48,294,299	48,137,519	48,014,349	48,095,459	48,059,882	47,991,045

	Year Ended (1)				One Month Ended	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012	January 30, 2011 (unaudited) (2)	January 30, 2011	December 31, 2010	December 31, 2009
		(dollars in thousands, except share and per share amounts)
Pro Forma Data (unaudited):
Income before provision for income taxes				$38,808		$38,731	$49,510
Pro forma provision for income taxes (6)				15,172		15,113	19,299
Pro forma net income (6)				$23,636		$23,618	$30,211
Pro forma net income per share (6)
Basic and diluted				$0.49		$0.49	$0.63
Other Operating Data (unaudited):
Number of stores at end of period	151	129	113	100	100	100	92
Comparable store sales growth (7)	3.2%	5.7%	5.4%	5.0%	1.4%	5.0%	(1.1)%
Gross square footage at end of period (in thousands)	3,200	2,714	2,383	2,129	2,129	2,129	1,955
Average comparable store size (gross square feet) (8)	21,123	21,192	21,256	21,239	21,273	21,205	20,936
Comparable store sales per gross square foot during period (8)	$535	$524	$501	$480	$—	$481	$472
Balance Sheet Data (end of period):
Total assets	$469,628	$385,369	$323,340	$258,857	$258,857	$258,002	$235,541
Total long-term debt	$24,700	$42,000	$64,000	$81,850	$81,850	$82,450	$98,200
Total stockholders' equity	$256,265	$197,859	$126,916	$72,077	$72,077	$69,212	$68,302

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

(4)
Impairment and store closure costs for the year ended January 26, 2014 were primarily comprised of a $26.8 million impairment charge related to certain real estate and store related assets. There was also an additional closure charge of $0.2 million to adjust the reserve for a previously closed store.

(5)
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

(6)
Prior to November 2010, we were treated as an S-corporation for U.S. federal income tax purposes. As a result, our income was not subject to U.S. federal income taxes or state income taxes where S-corporation status is recognized. In general, the corporate income or loss of an S-corporation is allocated to its stockholders for inclusion in their personal federal income tax returns and state income tax returns in those states where S-corporation status is recognized. We terminated our S-corporation status and converted to a C-corporation in November 2010 in connection with our initial public offering, and we are now subject to additional entity-level taxes that will be reflected in our consolidated financial statements. The pro forma provision for income taxes reflects combined federal and state income taxes on a pro forma basis, as if we had been treated as a C-corporation, using blended statutory federal and state income tax rates of 39.1% for the unaudited fifty-two weeks ended January 30, 2011, and 39.0% for the years ended December 31, 2010 and 2009. These tax rates reflect the sum of the federal statutory rate and a blended state rate based on our calculation of income apportioned to each state for each period.

(7)
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

(8)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with “Item 6. Selected Financial Data” and our audited consolidated financial statements and related notes which are included elsewhere in this Form 10-K. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and included in other portions of this Form 10-K.

Overview

The Fresh Market is a high-growth specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 26, 2014, we operated 151 stores in 26 states across the United States.

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

Sales increased 13.7%, or $182.5 million, to $1.5 billion for the year ended January 26, 2014, as compared the year ended January 27, 2013. Comparable store sales increased 3.2% for the year ended January 26, 2014, as compared to the year ended January 27, 2013. Net income decreased 20.8%, or $13.3 million, to $50.8 million for the year ended January 26, 2014, from $64.1 million for the year ended January 27, 2013. Diluted earnings per share for the year ended January 26, 2014 decreased to $1.05, compared to diluted earnings per share of $1.33 for the year ended January 27, 2013. Net income included a pre-tax charge of $27.6 million ($16.8 million, net of tax), or $0.35 per diluted share, associated with the impairment of certain real estate and store related assets.

Strategic Actions

We have taken actions aimed at improving our profitability and future growth prospects. After taking into consideration extensive analysis of expected future cash flows, the long-term strategic impact of individual stores and the capital and human resources allocated to them, we recently announced the closure of four stores in fiscal 2014. Three of these stores are located in Sacramento, CA and one in Houston, TX. We believe the timely closure of these four stores is in the best interest for our future profitability. We will continue to operate our remaining five stores in California and Texas.

Outlook

We intend to continue our focus on profitable growth by expanding our store base, driving comparable store sales and gradually increasing our operating margins. Consistent with our history of growth, we intend to continue to expand our store base in existing markets and penetrate new markets when suitable opportunities can be found. We view expansion of our store base as a core competency and have nearly quadrupled our store count over the last ten years. We opened 22 new stores in fiscal 2013 and believe there is a significant opportunity to continue to increase our number of stores. In addition, if attractive opportunities arise, we may use lease inducements to acquire leases as a way to expand our store base and penetrate new markets. Our results of operations have been, and may continue to be, affected by the cost, timing and number of new store openings, because new stores generally have different performance profiles and greater variability in sales volumes than our mature stores, and because the overall revenue contributed by new stores may vary from period to period based on the relative timing of new store openings within each period.

Our current and long-term growth strategy is to:  (1) expand market presence through opening new stores and enhancing penetration into existing and new markets over time to complement organic growth, (2) enhance financial performance through comparable store sales growth supported by strong customer service, and (3) enhance operating margin through strategic product sourcing and inventory management, while controlling operating costs by focusing on opportunities for continuous improvement and elimination of waste in all our processes. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets.
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

We believe that we are well-positioned to capitalize on evolving consumer preferences and other trends currently shaping the food retail industry. These trends include: a growing emphasis on the customer shopping experience; an increasing consumer focus on healthy eating choices and fresh, quality offerings, including regionally and locally sourced products; an improving perception of private-label product quality; and an increase in the average age of the U.S. population driven by an aging Baby Boomer population which, we believe, tends to make a greater number of shopping trips and higher food at home spending per household than younger age groups.

We expect continued sales growth in fiscal 2014. The magnitude of expected growth could vary significantly due to overall economic and competitive conditions, and due to volatility in the supply and costs of commodities such as meat, seafood, cheese and produce. The Company expects that the development and maturation of new stores will also drive future sales growth. We anticipate opening an additional 23 to 25 new stores by the end of 2014, in addition to remodeling five to eight stores during the same period.

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

Gross Profit

Gross profit is equal to our sales minus our cost of goods sold. Gross margin measures gross profit as a percentage of our sales. Cost of goods sold is directly correlated with sales and includes the direct costs of purchased merchandise, distribution and supply chain costs, buying costs, store supplies and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, personal property taxes, insurance, licenses and utilities. Cost of goods sold is exclusive of depreciation, which is reported separately. The components of our cost of goods sold may not be identical to those of our competitors. As a result, data in this Form 10-K regarding our gross profit and gross margin rate may not be comparable to similar data made available by our competitors.

Gross margin rates are driven by economies of scale from our store base, inventory shrinkage as a percentage of sales, productivity through process and merchandising programs, and promotional activities. Changes in the mix of products sold may also impact our gross margin rate.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, and other corporate administrative costs. Share-based compensation expenses include those arising from grants made under our 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs associated with the opening of new stores including costs associated with store labor, travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.

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

Impairments and Store Closure Costs

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include a decision to close a store or negative operating cash flows. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. It is reasonably possible that an unexpected decline in consumer spending or other factors may expose us to future impairment charges that could be material.
Income from Operations

Income from operations consists of gross profit minus selling, general and administrative expenses, impairment and store closure costs and depreciation.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	Year Ended
	January 26, 2014		January 27, 2013		January 29, 2012
	(dollars in thousands, except share and per share amounts)
Consolidated Statements of Income Data:
Sales	$1,511,657	100.0%	$1,329,131	100.0%	$1,108,035	100.0%
Cost of goods sold	996,301	65.9%	877,433	66.0%	741,184	66.9%
Gross profit	515,356	34.1%	451,698	34.0%	366,851	33.1%
Selling, general and administrative expenses	349,813	23.1%	303,495	22.8%	247,047	22.3%
Impairments and store closure costs (1)	27,505	1.8%	976	0.1%	437	0.0%
Depreciation	54,657	3.6%	45,741	3.4%	36,485	3.3%
Income from operations	83,381	5.5%	101,486	7.6%	82,882	7.5%
Other expenses (income):
Interest expense	3,783	0.3%	1,498	0.1%	1,858	0.2%
Other income, net	—	0.0%	—	0.0%	(2)	0.0%
Income before provision for income taxes	79,598	5.3%	99,988	7.5%	81,026	7.3%
Tax provision	28,791	1.9%	35,855	2.7%	29,631	2.7%
Net income	$50,807	3.4%	$64,133	4.8%	$51,395	4.6%
Net income per share:
Basic and diluted	$1.05		$1.33		$1.07
Shares used in computation of net income per share,
Basic	48,206,879		48,076,675		48,002,273
Diluted	48,394,338		48,294,299		48,137,519

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Other Operating Data (unaudited):
Number of stores at end of period	151	129	113
Comparable store sales growth (2)	3.2%	5.7%	5.4%
Gross square footage at end of period (in thousands)	3,200	2,714	2,383
Average comparable store size (gross square feet) (3)	21,123	21,192	21,256
Comparable store sales per gross square foot during period (3)	$535	$524	$501

(1)
Impairment and store closure costs for the year ended January 26, 2014 were primarily comprised of a $26.8 million impairment charge related to certain real estate and store related assets. There was also an additional closure charge of $0.2 million to adjust the reserve for a previously closed store.

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

Items Impacting Comparability
For the Year Ended January 26, 2014

•
Approximately $27.6 million in charges, or $0.35 per share on a diluted basis, for the year ended January 26, 2014, associated with the impairment of certain real estate and store related assets. Of these charges, $27.0 million is included in "Impairments and store closure costs" and $0.6 million related to the write off of capitalized expenses for real estate sites prior to leasing them is included in the "Selling, general and administrative expenses" line items on the accompanying Consolidated Statements of Comprehensive Income.

For the Year Ended January 27, 2013

•
Approximately $0.5 million, or $0.01 per share on a diluted basis, for the year ended January 27, 2013, in issuance costs incurred in conjunction with our public offering of common stock, which closed on June 18, 2012. As agreed upon by and among us and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions. We received no proceeds in connection with the public offering, and all fees and expenses incurred during the year ended January 27, 2013 were expensed and included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.

For the Year Ended January 29, 2012

•
Approximately $1.1 million or $0.02 per share on an after tax diluted basis for the year ended January 29, 2012, in issuance costs in conjunction with our secondary offering. As agreed upon by and among the Company and certain stockholders, we were obligated to bear the expenses and fees, except for underwriting discounts and commissions. We received no proceeds in connection with the secondary offering and all fees and expenses incurred during the year ended January 29, 2012 were expensed and included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.

Year Ended January 26, 2014 Compared to the Year Ended January 27, 2013

Sales

Sales increased 13.7%, or $182.5 million, to $1.5 billion for the year ended January 26, 2014, as compared to the year ended January 27, 2013. The increase in sales for the year ended January 26, 2014 was primarily attributable to sales from 22 stores that were not open during the year ended January 27, 2013, increased sales from 16 stores that were only open during a portion of the year ended January 27, 2013 and an overall increase in comparable store sales. There were 125 comparable stores and 26 non-comparable stores open at January 26, 2014.
Comparable store sales increased 3.2% for the year ended January 26, 2014, as compared to the year ended January 27, 2013, as a result of a 1.7% increase in the number of transactions and a 1.5% increase in the average transaction size at our comparable stores. Average customer transaction size at our comparable stores increased to $32.01 for the year ended January 26, 2014, from $31.55 for the year ended January 27, 2013.

Gross Profit

Gross profit increased 14.1%, or $63.7 million, to $515.4 million for the year ended January 26, 2014, as compared to the year ended January 27, 2013. The amount of the increase in gross profit attributable to increased sales was $62.0 million, and the amount of the increase in gross profit attributable to increased gross margin rate was $1.7 million. Our cost of goods sold increased by $118.9 million for the year ended January 26, 2014, as compared to the year ended January 27, 2013, which was primarily attributable to a $105.9 million increase in merchandise product costs and a $9.8 million increase in store occupancy costs. Gross margin rate increased 10 basis points to 34.1% for the year ended January 26, 2014 from 34.0% for the year ended January 27, 2013. The increase in our gross margin rate was primarily attributable to increased merchandise margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.3%, or $46.3 million, to $349.8 million for the year ended January 26, 2014, as compared to the year ended January 27, 2013. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation and an increase in customer traffic during the year ended January 26, 2014, as compared to the year ended January 27, 2013, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the year ended January 26, 2014, our store salary and benefit expenses increased $34.9 million, our other store operating expenses increased $6.6 million, and new store pre-opening expenses increased $2.0 million, compared to the year ended January 27, 2013. There was also a $2.7 million increase in our corporate administrative expenses for the year ended January 26, 2014, as compared to the year ended January 27, 2013, primarily attributable to employee compensation expenses due to an increase in headcount reduced by lower incentive compensation expenses.

As a percentage of sales, selling, general and administrative expenses for the year ended January 26, 2014 were 23.1% or 30 basis points higher than the selling, general and administrative expenses for the year ended January 27, 2013. The increase in selling, general and administrative expenses as a percentage of sales was primarily the result of lower than expected sales in certain non-comparable stores combined with expense increases related to store-level compensation at some of these non-comparable stores as we provide higher service levels to build our brand in new markets and operate in markets with higher wage rates. Additionally, we incurred higher pre-opening expenses offset by reduced corporate expenses as a percentage of sales for the year ended January 26, 2014 compared to the year ended January 27, 2013.

Impairments and Store Closure Costs
Impairments and store closure costs for the year ended January 26, 2014 were primarily comprised of a $26.8 million impairment charge related to certain real estate and store related assets and includes a $0.2 million adjustment for a previously closed store. We did not have any impairment charges for the year ended January 27, 2013.
Depreciation Expense
Depreciation increased 19.5%, or $8.9 million, to $54.7 million for the year ended January 26, 2014, compared to the year ended January 27, 2013, principally due to store unit growth and the recognition of depreciation expense for certain store locations, which are recorded as capital and financing lease assets. Depreciation expense as a percentage of sales increased by 20 basis points to 3.6% for the year ended January 26, 2014, compared to 3.4% for the year ended January 27, 2013.
Income from Operations
For the year ended January 26, 2014, operating income decreased $18.1 million, to $83.4 million from $101.5 million for the year ended January 27, 2013 primarily due to a $27.6 million increase in impairment charges related to certain real estate and store related assets and a $13.8 million increase in operating losses associated with activities related to stores operating in California and Texas. Income from operations as a percentage of sales for the year ended January 26, 2014 decreased to 5.5% from 7.6% for the year ended January 27, 2013. The decrease in our income from operations as a percentage of sales for the year ended January 26, 2014, compared to the year ended January 27, 2013, was primarily due to the 180 basis points in impairment charges, and higher selling, general and administrative and depreciation expenses, partially offset by improved gross margin, as described above.

Interest Expense

Interest expense increased 152.5%, or $2.3 million, to $3.8 million for the year ended January 26, 2014, as compared to $1.5 million for the year ended January 27, 2013. The increase was primarily attributable to $3.2 million of interest expense related to capital lease and financing obligations for the year ended January 26, 2014, compared to $0.3 million of interest expense for the year ended January 27, 2013.

Income Tax Expense

The effective income tax rate for the year ended January 26, 2014 was 36.2% as compared to 35.9% for the year ended January 27, 2013.

Net Income

Net income decreased 20.8%, or $13.3 million, to $50.8 million for the year ended January 26, 2014, from $64.1 million for the year ended January 27, 2013. Net income was negatively affected by a $27.6 million pre-tax impairment charge for the year ended January 26, 2014. Net income as a percentage of sales for the year ended January 26, 2014 decreased to 3.4% from 4.8% for the year ended January 27, 2013.

Year Ended January 27, 2013 Compared to the Year Ended January 29, 2012

Sales

Sales increased 20.0%, or $221.1 million, to $1,329.1 million in 2013. The increase in sales for the year ended January 27, 2013 was attributable to sales from 16 stores that were not open during the year ended January 29, 2012, increased sales from 13 stores that were only open during a portion of the year ended January 29, 2012 and an overall increase in comparable store sales. There were 107 comparable stores and 22 non-comparable stores open at January 27, 2013.
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
Depreciation Expense
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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Our primary uses of cash are purchases of inventory, operating expenses, capital expenditures primarily for opening new stores and relocating and remodeling existing stores, debt service, and corporate taxes. We believe that the cash generated from operations, together with the borrowing availability under our revolving credit facility, will be sufficient to meet our working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores and relocating and remodeling existing stores and other strategic initiatives. These strategic initiatives include the replacement of store equipment and product display fixtures, and investments in information technology and merchandising enhancements. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few business days of the related sale.

At January 26, 2014, we had $11.7 million in cash and cash equivalents and $136.6 million in borrowing availability pursuant to our 2011 Credit Facility. The 2011 Credit Facility is discussed under “—Financing Activities” and “—Revolving Credit Facility” below.

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

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(in thousands)
Net cash provided by operating activities	$140,372	$109,118	$108,511
Net cash used in investing activities	(122,247)	(91,613)	(87,292)
Net cash used in financing activities	(15,117)	(19,449)	(18,405)
Net increase (decrease) in cash and cash equivalents	$3,008	$(1,944)	$2,814

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation, realized losses on disposal of property and equipment, impairment charges, share-based compensation, changes in deferred taxes, and the effect of changes in assets and liabilities.

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(in thousands)
Net income	$50,807	$64,133	$51,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,878	45,962	36,692
Loss on disposal of property and equipment	311	170	130
Impairments	26,828	—	—
Share-based compensation	5,239	4,259	2,269
Excess tax benefits from share-based compensation	(569)	(1,140)	(289)
Deferred income taxes	(11,519)	(6,339)	9,424
Changes in assets and liabilities	14,397	2,073	8,890
Net cash provided by operating activities	$140,372	$109,118	$108,511

Net cash provided by operating activities increased 28.6% or $31.3 million, to $140.4 million for the year ended January 26, 2014, compared to $109.1 million for the year ended January 27, 2013 primarily attributable to higher net income before impairments and improved working capital.

Net cash provided by operating activities increased 0.6%, or $0.6 million, to $109.1 million for the year ended January 27, 2013, from $108.5 million for the year ended January 29, 2012.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(in thousands)
Purchases of property and equipment	$(122,366)	$(81,107)	$(87,513)
Proceeds from sale of property and equipment	119	6,698	221
Payments for lease acquisition costs	—	(17,204)	—
Net cash used in investing activities	$(122,247)	$(91,613)	$(87,292)

Capital expenditures increased $41.3 million to $122.4 million for the year ended January 26, 2014, compared to $81.1 million for the year ended January 27, 2013. The increase in capital expenditures was primarily related to an increase in new store growth for the year ended January 26, 2014. Capital expenditures related to real estate activities were 91.8% and 85.3% of the total for the years ended January 26, 2014 and January 27, 2013, respectively. During the year ended January 26, 2014, the company opened 22 new stores and remodeled 3 stores. Additionally, the increase in new store capital expenditures was related to higher than normal spending on certain projects. Our new store capital expenditures also included several buildings constructed, versus our typical leasehold improvements.

Capital expenditures decreased $6.4 million to $81.1 million for the year ended January 27, 2013, compared to $87.5 million for the year ended January 29, 2012. The decrease in capital expenditures was primarily related to higher than normal spending on certain real estate projects, including the purchase of land during the year ended January 29, 2012, as well as a decrease in spending related to the number of remodels and relocations for the year ended January 27, 2013. We relocated one store during the year ended January 27, 2013, compared to relocating two stores and remodeling two stores during the year ended January 29, 2012. Capital expenditures related to real estate activities were 85.3% and 87.2% of the total for the years ended January 27, 2013 and January 29, 2012, respectively. We also incurred $17.2 million in lease acquisition costs in connection with a transaction to acquire certain lease rights to four new store locations during the year ended January 27, 2013. In April 2012, we received proceeds of $6.6 million from a land and building sale-leaseback transaction.
We plan to spend approximately $125.0 million to $145.0 million on capital expenditures during fiscal 2014, primarily related to real estate investments as we plan to remodel and construct and open stores in fiscal 2014.

Financing Activities

Cash used in financing activities consists principally of borrowings and payments under our revolving credit facility.

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
	(in thousands)
Borrowings on revolving credit facility	$513,621	$466,324	$450,782
Payments made on revolving credit facility	(530,921)	(488,324)	(468,632)
Payments on capital leases and financing obligations	(177)	—	—
Payments for debt issuance costs	—	—	(1,056)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	226	185	62
Excess tax benefits from share-based compensation	569	1,140	289
Payments on withholding tax for restricted stock unit vesting	(494)	(492)	(367)
Proceeds from exercise of share-based compensation awards	2,059	1,718	517
Net cash used in financing activities	$(15,117)	$(19,449)	$(18,405)

Net cash used in financing activities during the year ended January 26, 2014 and January 27, 2013 was $15.1 million and $19.5 million, respectively. Net repayments under our revolving credit facility were $17.3 million for the year ended January 26, 2014, compared to $22.0 million for the year ended January 27, 2013.

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

In November 2012, we amended the commitment fee calculated on the unused portions of the 2011 Credit Facility from a range of 0.30% to 0.45% per annum to a range of 0.20% to 0.35% per annum. As of January 26, 2014 and January 27, 2013, all outstanding borrowings bear interest at LIBOR plus an applicable margin.

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

We were in compliance with all debt covenants under the 2011 Credit Facility as of January 26, 2014.

Contractual Obligations

The following table summarizes our contractual obligations, as of January 26, 2014.

	Payments Due by Period
	(in thousands)
		Less than			More than
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations (1)	$24,700	$—	$24,700	$—	$—
Estimated interest on long-term debt obligations (2)	1,049	505	544	—	—
Operating lease obligations (3)	482,811	50,246	105,121	98,864	228,580
Capital and financing lease obligations, including principal and interest payments (4)	70,079	4,796	10,081	10,081	45,121
Purchase obligations (5)	11,507	11,507	—	—	—
Contractual obligations for construction-related activities	7,951	7,951	—	—	—
	$598,097	$75,005	$140,446	$108,945	$273,701

(1)
Reflects the outstanding balance on the 2011 Credit Facility at January 26, 2014. Our balance outstanding fluctuates as we routinely draw new advances or make payments against outstanding advances based on our liquidity. For a more detailed description of our 2011 Credit Facility, see Note 3 to our consolidated financial statements found elsewhere in this document.

(2)
The outstanding advances under the 2011 Credit Facility bear variable interest at one-month LIBOR plus an applicable margin, which was 1.5% at January 26, 2014. For purposes of this table, we estimated interest expense to be paid during the remaining term of the 2011 Credit Facility using the outstanding balance and interest rate as of January 26, 2014. Our actual cash payments for interest under the 2011 Credit Facility will fluctuate as the outstanding balance changes with our cash needs and the one-month LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt, see Note 3 to our consolidated financial statements found elsewhere in this document.

(3)
Represents the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, which combined represented approximately $12.3 million for the year ended January 26, 2014. For a more detailed description of our operating leases, see Note 7 to our consolidated financial statements found elsewhere in this document.

(4)
Represents the payments due under our capital and financing lease obligations. We do not record rent expense for these capital and financing lease obligations, but rather rental payments are recognized as a reduction of the capital and financing lease obligations and interest expense.

(5)
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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at January 26, 2014 consist of outstanding standby letters of credit discussed in Note 3 to our consolidated financial statements found elsewhere in this document and of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
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
Accounting owner - With certain leases, we are involved with the construction of the building and we are considered the owner of the building for accounting purposes. We capitalize the amount of total project costs incurred during the construction period as "Construction in progress." At the completion of the construction project, we evaluate whether the transfer to the landlord meets the requirements for sale-leaseback accounting treatment. A sale and leaseback of the asset is deemed to occur when construction of the asset is complete and the lease term begins and the relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the term of the lease. If we do not pass the criteria for sale-leaseback accounting, we record a financing lease asset, which is included with “Buildings” and a corresponding financing obligation in “Capital and financing lease obligations” in our Consolidated Balance Sheets. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.

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

We determine the current cost of our inventories using the first-in, first-out, or FIFO method. The FIFO value of inventories includes cost of goods and freight, net of vendor rebates and discounts. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was approximately $6.7 million at January 26, 2014 and January 27, 2013.

Impairment of Long-Lived Assets

We assess our long-lived assets, principally property and equipment, for possible impairment whenever events or changes in circumstances indicate the carrying value of a long-lived asset or group of assets may not be recoverable. Impairment evaluations for individual stores take into consideration a store’s operating cash flows, the period of time the store has been opened, and management's expectations of operating performance. Recoverability is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If impairment is indicated, a loss is recognized for any excess of the carrying value over the estimated fair value of the asset.

Our judgment regarding the existence of circumstances that indicate an asset’s carrying value may not be recoverable, and therefore potentially impaired, is based on several factors, including a decision to close a store or negative operating cash flows. Determining whether impairment exists requires that we use estimates and assumptions of projected cash flows and operating results for the asset or assets being assessed. Our cash flow projections look several years into the future and include assumptions concerning variables such as the potential impact of operational changes, competitive factors, inflation and the economy. Our estimate of fair value used in calculating an impairment loss is based on market values, if available, or our estimated future cash flow projections discounted to their present value, which are considered Level 3 inputs. Using different assumptions and definitions could result in a change in our estimates of cash flows and fair value and those differences could produce materially different results.

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

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance liabilities at January 26, 2014 would have affected our annual operating income by approximately $1.7 million.

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

Share-based Compensation – 2010 Omnibus Incentive Compensation Plan

We grant options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (“Plan”), which was adopted and approved by the Board of Directors during 2010. The Plan provides for the grant of options intended to qualify as incentive stock options, nonqualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units, performance compensation awards, cash incentive awards, deferred share units and other equity-based and equity-related awards.

In accordance with ASC 718, Compensation–Stock Compensation, the fair value of each NSO award is estimated on the grant date using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the share-based award, stock price volatility, dividend yield and interest rate. Because there is limited history for our common stock, the expected life and volatility are based on historical data of publicly traded companies with characteristics similar to ours, such as plan design, industry, stage of life cycle and size, which we consider as part of a peer group that we use for the purposes of the Black-Scholes option-pricing model. Expected life is based on the median expected term of the peer group as disclosed in their publicly available financial statements. Volatility is calculated by taking the weighted-average of the historical volatilities of the peer group. Since our IPO we have not declared dividends and we do not plan to pay any dividends in the future. The risk-free rate for periods in the expected life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant.
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
Recent Accounting Pronouncements

There were no new accounting pronouncements that we expect to have a material impact on our financial condition or results of operations in future periods.

Disclaimer on Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and successful opening and operation of new stores, the integration of acquired stores, the impact of competition and changes in government regulation. For a discussion of these and other risks and uncertainties that may affect our business, see “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.” We do not undertake any obligation to update forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to interest rate changes of our long-term debt. We do not use financial instruments for trading or other speculative purposes.

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates with respect to the portion of our revolving credit facility. Our revolving credit facility carries floating interest rates that are tied to LIBOR, Eurodollar, the federal funds rate or the base rate, and therefore, our statements of income and our cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. Based upon a sensitivity analysis at January 26, 2014, a hypothetical 1.0% change in interest rates would change our annual interest expense by approximately $0.3 million. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

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

Item 9A. Controls and Procedures.

Conclusion Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance to achieve the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that our system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 26, 2014, the end of the period covered by this report.
Based on the evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 26, 2014.
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
We have assessed the effectiveness of our internal control over financial reporting as of January 26, 2014 using the criteria described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on our assessment of the design and related testing of the internal control over financial reporting, management has concluded that, as of January 26, 2014, we have maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.
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

Changes in Internal Control Over Financial Reporting
There has been no change during the quarter ended January 26, 2014 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
As noted above, management has concluded that our disclosure controls and procedures were effective as of January 26, 2014.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company will file with the SEC a definitive proxy statement, which we refer to as the Proxy Statement, no later than 120 days after the close of its fiscal year ended January 26, 2014. The information required by this Item and not given in this Item will appear under the headings "Election of Directors," “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our Proxy Statement, which sections are incorporated in this Item by reference.

We have adopted a written code of conduct, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended, which we refer to as our Code of Ethics for Financial and Executive Officers (the “Code”). The Code applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code is available on our website at www.thefreshmarket.com. We will disclose information pertaining to amendments or waivers to provisions of the Code that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to the elements of the Code enumerated in the SEC rules and regulations by posting this information on our website at www.thefreshmarket.com. The information on our website is not a part of this Form 10-K and is not incorporated by reference in this report or any of our other filings with the SEC.

Item 11. Executive Compensation.

The information required by this Item will appear under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in our Proxy Statement, which sections are incorporated in this Item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will appear under the headings “Principal Stockholders” and “Equity Compensation Plans” in our Proxy Statement, which sections are incorporated in this Item by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will appear under the headings “Corporate Governance-Policy for Review of Related Person Transactions,” “Corporate Governance-Related Person Transactions” and “Corporate Governance-Director Independence” in our Proxy Statement, which sections are incorporated in this Item by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will appear under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement, which section is incorporated in this Item by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     The following documents are filed as part of this report:

(1) Financial Statements: See Item 8. Financial Statements and Supplementary Data.
(2) Financial Statement Schedules: No schedules are required.
(3) Exhibits are incorporated herein by reference or are filed with this report as indicated below.

(b)    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of The Fresh Market, Inc., incorporated by reference to Exhibit 3.1 to Form 10-K filed March 22, 2011.
3.2	Amended and Restated Bylaws of The Fresh Market, Inc., incorporated by reference to Exhibit 3.2 to Form 10-K filed March 22, 2011.
4.1	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to Form S-1/A filed June 23, 2010.
4.2	Registration Rights Agreement, incorporated by reference to Exhibit 4.2 to Form 10-K filed March 22, 2011.
10.1+	Supply and Service Agreement, dated as of January 26, 2007, by and between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.1 to Form S-1 filed May 3, 2010.
10.2+	Renewal Agreement, dated as of October 28, 2011, by and between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.2 to Form 10-Q filed December 8, 2011.
10.3+	Letter Agreement, dated May 4, 2012, between The Fresh Market, Inc. and Burris Logistics, incorporated by reference to Exhibit 10.1 to Form 10-Q filed June 7, 2012.
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

10.6	Tax Indemnification Agreement, incorporated by reference to Exhibit 10.5 to Form 10-K filed March 22, 2011.
10.7	The Fresh Market Deferred Compensation Plan Amended and Restated Effective March 1, 2010, incorporated by reference to Exhibit 10.8 to Form S-1/A filed June 4, 2010.
10.8	The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 22, 2011.
10.9	The Fresh Market, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 22, 2011.
10.10	The Fresh Market, Inc. Severance Plan, incorporated by reference to Exhibit 10.12 to Form S-1/A filed October 19, 2010.
10.11	Form of Employment Agreement, incorporated by reference to Exhibit 10.13 to Form S-1/A filed October 19, 2010.
10.12	Terms of Employment of Jeffrey C. Ackerman, incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 6, 2013.
10.13	Terms of Employment of Randall A. Young, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 26, 2013.
10.14	Form of Option Award Agreement used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.14 to Form S-1/A filed October 19, 2010.
10.15	Form of Restricted Stock Unit Award Agreement for Employees used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.16 to Form S-1/A filed October 19, 2010.

10.16	Form of Restricted Stock Award Agreement for Directors, incorporated by reference to Exhibit 10.17 to Form S-1/A filed October 19, 2010.
10.17
Form of Deferred Stock Unit Award Agreement for Directors under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 27, 2013.

10.18	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.20 to Form S-1/A filed October 19, 2010.
10.19	Form of Performance Share Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 21, 2012.
10.20	Form of Performance Share Unit Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 20, 2013.
10.21	Form of Option Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2012.
10.22	Form of Restricted Stock Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed March 21, 2012.
10.23	Form of Restricted Stock Unit Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed March 21, 2012.
10.24	The Fresh Market, Inc. Annual Incentive Compensation Program for Select Executives incorporated by reference to Exhibit 10.1 to Form 8-K filed March 26, 2013.
10.25	The Fresh Market, Inc. 2012 Annual Incentive Compensation Program for Select Executives, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 27, 2012.
23.1	Consent of Ernst & Young LLP.
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101
The following financial information from the Company’s Annual Report on Form 10-K, for the period ended January 26, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements (1) (2)

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

THE FRESH MARKET, INC.

	By:	/s/ Jeffrey C. Ackerman
Jeffrey C. Ackerman
Executive Vice President and Chief Financial Officer
Dated: March 21, 2014		(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2014.

Name	Title

/s/ Craig Carlock
Craig Carlock	Director, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey C. Ackerman
Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey B. Short
Jeffrey B. Short	Vice President and Controller
(Principal Accounting Officer)

/s/ Ray Berry
Ray Berry	Chairman of the Board

/s/ Jeffrey Naylor
Jeffrey Naylor	Director

/s/ Richard Noll
Richard Noll	Director

/s/ David Rea
David Rea	Director

/s/ Bob Sasser
Bob Sasser	Director

/s/ Steven Tanger
Steven Tanger	Director

/s/ Jane Thompson
Jane Thompson	Director

/s/ Michael Tucci
Michael Tucci	Director

The Fresh Market, Inc.

Consolidated Financial Statements

For the Years Ended January 26, 2014, January 27, 2013, and January 29, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
The Fresh Market, Inc.

We have audited The Fresh Market, Inc’s. internal control over financial reporting as of January 26, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Fresh Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Fresh Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 26, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Fresh Market, Inc. as of January 26, 2014 and January 27, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 26, 2014 of The Fresh Market, Inc. and our report dated March 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Fresh Market, Inc.

We have audited the accompanying consolidated balance sheets of The Fresh Market, Inc. as of January 26, 2014 and January 27, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 26, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Fresh Market, Inc. at January 26, 2014 and January 27, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 26, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Fresh Market, Inc’s. internal control over financial reporting as of January 26, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 21, 2014

The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts)

	January 26, 2014	January 27, 2013
Assets
Current assets:
Cash and cash equivalents	$11,745	$8,737
Accounts receivable	11,098	6,830
Inventories	55,656	43,985
Prepaid expenses and other current assets	4,304	7,675
Income tax benefit	1,692	—
Deferred income taxes	3,267	3,784
Total current assets	87,762	71,011
Property and equipment:
Land	2,846	2,846
Buildings	61,338	19,106
Store fixtures and equipment	323,454	272,249
Leasehold improvements	218,359	170,483
Office furniture, fixtures, and equipment	14,097	12,224
Automobiles	1,370	1,335
Construction in progress	32,654	18,661
Total property and equipment	654,118	496,904
Accumulated depreciation	(280,669)	(207,060)
Total property and equipment, net	373,449	289,844
Restricted cash	—	14,205
Other assets	8,417	10,309
Total assets	$469,628	$385,369

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$46,942	$35,634
Accrued liabilities	63,694	54,385
Total current liabilities	110,636	90,019
Long-term debt	24,700	42,000
Capital and financing lease obligations	26,069	2,088
Deferred income taxes	12,017	24,053
Deferred rent and lease incentives	26,807	17,815
Other liabilities	13,134	11,535
Total noncurrent liabilities	102,727	97,491

Commitments and contingencies (Notes 3, 7, and 16)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,260,804 and 48,144,620 shares issued and outstanding at January 26, 2014 and January 27, 2013, respectively	483	482
Additional paid-in capital	113,029	105,431
Retained earnings	142,753	91,946
Total stockholders' equity	256,265	197,859
Total liabilities and stockholders' equity	$469,628	$385,369
See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012

Sales	$1,511,657	$1,329,131	$1,108,035
Cost of goods sold (exclusive of depreciation shown separately)	996,301	877,433	741,184
Gross profit	515,356	451,698	366,851

Operating expenses:
Selling, general and administrative expenses	349,813	303,495	247,047
Impairments and store closure costs	27,505	976	437
Depreciation	54,657	45,741	36,485
Income from operations	83,381	101,486	82,882
Other expenses (income):
Interest expense	3,783	1,498	1,858
Other income, net	—	—	(2)
Income before provision for income taxes	79,598	99,988	81,026
Tax provision	28,791	35,855	29,631

Net income	$50,807	$64,133	$51,395

Net income per share:
Basic and diluted	$1.05	$1.33	$1.07

Weighted average common shares outstanding:
Basic	48,206,879	48,076,675	48,002,273

Diluted	48,394,338	48,294,299	48,137,519

Comprehensive income:
Net income	$50,807	$64,133	$51,395
Interest rate swap, net of tax benefit of $129	—	—	674

Total comprehensive income	$50,807	$64,133	$52,069

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc. Consolidated Statements of Stockholders’ Equity (In thousands, except share amounts)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

As of January 30, 2011	47,991,045	$481	$95,852	$(674)	$(23,582)	$72,077

Exercise of share-based awards	23,502	—	517	—	—	517
Issuance of common stock pursuant to restricted stock units	18,408	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	1,674	—	62	—	—	62
Issuance of restricted stock awards	5,454	—	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(367)	—	—	(367)
Share-based compensation	—	—	2,269	—	—	2,269
Tax benefit related to exercise of share-based awards	—	—	289	—	—	289
Net income	—	—	—	—	51,395	51,395
Other comprehensive income - interest rate swap, net of tax benefit of $129	—	—	—	674	—	674

As of January 29, 2012	48,040,083	$481	$98,622	$—	$27,813	$126,916

Exercise of share-based awards	77,209	1	1,717	—	—	1,718
Issuance of common stock pursuant to restricted stock units	16,964	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	3,751	—	185	—	—	185
Issuance of restricted stock awards	6,613	—	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(492)	—	—	(492)
Share-based compensation	—	—	4,259	—	—	4,259
Tax benefit related to exercise of share-based awards	—	—	1,140	—	—	1,140
Net income	—	—	—	—	64,133	64,133

As of January 27, 2013	48,144,620	$482	$105,431	$—	$91,946	$197,859

The Fresh Market, Inc. Consolidated Statements of Stockholders’ Equity (continued) (In thousands, except share amounts)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Exercise of share-based awards	84,453	1	2,058	—	—	2,059
Issuance of common stock pursuant to restricted stock units	19,203	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	5,290	—	226	—	—	226
Issuance of restricted stock awards	7,238	—	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(494)	—	—	(494)
Share-based compensation	—	—	5,239	—	—	5,239
Tax benefit related to exercise of share-based awards	—	—	569	—	—	569
Net income	—	—	—	—	50,807	50,807

As of January 26, 2014	48,260,804	$483	$113,029	$—	$142,753	$256,265

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Operating activities
Net income	$50,807	$64,133	$51,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,878	45,962	36,692
Loss on disposals of property and equipment	311	170	130
Impairments	26,828	—	—
Share-based compensation	5,239	4,259	2,269
Excess tax benefits from share-based compensation	(569)	(1,140)	(289)
Deferred income taxes	(11,519)	(6,339)	9,424
Change in assets and liabilities:
Accounts receivable	(4,268)	(2,280)	(3,367)
Inventories	(11,671)	(6,189)	(6,655)
Prepaid expenses and other assets	351	(6,150)	(917)
Accounts payable	11,308	846	9,390
Accrued and other liabilities	18,677	15,846	10,439
Net cash provided by operating activities	140,372	109,118	108,511

Investing activities
Purchases of property and equipment	(122,366)	(81,107)	(87,513)
Proceeds from sales of property and equipment	119	6,698	221
Payments for lease acquisition costs	—	(17,204)	—
Net cash used in investing activities	(122,247)	(91,613)	(87,292)

Financing activities
Borrowings on revolving credit facility	513,621	466,324	450,782
Payments made on revolving credit facility	(530,921)	(488,324)	(468,632)
Payments made on capital and financing lease obligations	(177)	—	—
Payments for debt issuance costs	—	—	(1,056)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	226	185	62
Excess tax benefits from share-based compensation	569	1,140	289
Payments on withholding tax for restricted stock unit vesting	(494)	(492)	(367)
Proceeds from exercise of share-based compensation awards	2,059	1,718	517
Net cash used in financing activities	(15,117)	(19,449)	(18,405)

Net increase (decrease) in cash and cash equivalents	3,008	(1,944)	2,814
Cash and cash equivalents at beginning of period	8,737	10,681	7,867

Cash and cash equivalents at end of period	$11,745	$8,737	$10,681

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,483	$1,000	$1,591
Cash paid during the period for taxes	$47,609	$41,128	$15,166

Non-cash investing and financing activities:
Property and equipment acquired through capital and financing lease obligations	$40,511	$2,196	$—

See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1. Description of Business

The Fresh Market, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “The Fresh Market” or “Company”), is a high-growth specialty retailer located throughout the United States and is focused on creating an extraordinary food shopping experience for its customers. Since opening its first store in 1982, the Company has offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. The Company seeks to provide an attractive, convenient shopping environment while offering its customers a compelling combination of price and value.

2. Summary of Significant Accounting Policies

Basis of Presentation
On June 12, 2012, the Company, certain stockholders of the Company who owned shares of Company common stock prior to the initial public offering and certain officers of the Company (the “2012 Selling Stockholders”) and an underwriter entered into an Underwriting Agreement pursuant to which the 2012 Selling Stockholders offered and sold 11,538,112 shares of Company common stock at $50.50 per share in an underwritten public offering. The public offering of the 11,538,112 shares closed on June 18, 2012. The Company did not receive proceeds from the sale of these shares and expensed approximately $500 of costs associated with the offering during the year ended January 27, 2013. This amount is included in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.
On April 27, 2011, the Company, certain stockholders of the Company who owned shares of Company common stock prior to the initial public offering (the "2011 Selling Stockholders") and several underwriters entered into an Underwriting Agreement pursuant to which the 2011 Selling Stockholders offered and sold 11,919,058 shares of the Company's common stock at $42.50 per share in an underwritten public offering. The secondary public offering of the 11,919,058 shares closed on May 3, 2011. The Company did not receive proceeds from the sale of the shares of common stock by the 2011 Selling Stockholders and it expensed approximately $1,100 of the costs associated with the offering during the year ended January 29, 2012, which is recorded in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.
Definition of Fiscal Year
The Company reports its results of operations on a 52 or 53-week fiscal year ending on the last Sunday in January. The years ended January 26, 2014, January 27, 2013, and January 29, 2012 were 52-week years.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, ("U.S. GAAP"). The Company’s wholly-owned subsidiaries are consolidated and all intercompany accounts and transactions are eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
In certain instances, amounts previously reported in the consolidated financial statements have been reclassified to conform to current year presentation. The reclassifications have no effect on net income or stockholders' equity as previously reported. Refer to Note 7 for a discussion of the classification related to lease acquisition costs on the Consolidated Statements of Cash Flows for the year ended January 27, 2013.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit with banks and credit and debit card sales transactions which settle within a few business days of the reporting date.
Accounts Receivable
Accounts receivable consist primarily of receivables from lessors for tenant improvement allowances, from vendors for certain promotional programs and other miscellaneous receivables and are presented net of an allowance for estimated uncollectible amounts of $186 and $246 at January 26, 2014 and January 27, 2013, respectively.
Inventories
The Company's inventories are stated at the lower of cost or market. For approximately 96% and 95% of the Company's inventories at January 26, 2014 and January 27, 2013, respectively, cost was determined using the last-in, first-out, or LIFO method. This method results in a better matching of the Company's costs and revenues. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was $6,727 and $6,711 at January 26, 2014 and January 27, 2013, respectively.
The Company determines the current cost of its inventories using the first-in, first-out, or FIFO method. The FIFO value of inventories includes cost of goods and freight, net of vendor rebates and discounts. If the FIFO method had been used for all inventories, the carrying value of inventories would have been $62,383 and $50,696 at January 26, 2014 and January 27, 2013, respectively.
Property and Equipment
Except for capital and financing lease assets, property and equipment is stated at cost. Depreciation is provided using the straight-line method over the following estimated useful lives:

Buildings	30 years
Leaseholds and land improvements	10 - 15 years
Store fixtures and equipment	3 - 10 years
Office furniture, fixtures, and equipment	5 - 10 years
Automobiles	5 years
Software	3 years
Depreciation of leasehold and land improvements is recognized over the shorter of the estimated useful life of the asset or the term of the lease. The term of the lease includes renewal options for additional periods if the exercise of the renewal is considered to be reasonably assured.
Capital and financing lease assets in the amount of $42,707 and $2,196 are primarily included within the "Buildings" line item on the Consolidated Balance Sheets as of January 26, 2014 and January 27, 2013, respectively. Accumulated depreciation related to capital and financing lease assets as of January 26, 2014 and January 27, 2013 was $2,029 and $642, respectively. Capital leases are recorded at the lesser of the net present value of the minimum lease payments or fair value. Depreciation on capital and financing leases is recognized over the lesser of the asset's lease term or economic life of the property.
When property and equipment is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the "Selling, general and administrative expenses" line item in the accompanying Consolidated Statements of Comprehensive Income. Expenditures for maintenance and repairs are charged to expense as incurred.
Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of those assets. Interest costs of $464, $240, and $532 were capitalized during the years ended January 26, 2014, January 27, 2013, and January 29, 2012, respectively.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
Impairment of Long-Lived Assets
The Company assesses its long-lived assets, principally leasehold and land improvements, store fixtures, and equipment, for possible impairment whenever events or changes in circumstances, such as unplanned or significant negative operating cash flow or the manner in which the Company intends to utilize its long-lived assets, indicate the carrying value of an asset or asset group may not be recoverable. When assessing whether impairment exists, the Company aggregates long-lived assets at the individual store level, which the Company considers to be the lowest level for which independent identifiable cash flows are available. Impairment evaluations for individual stores take into consideration a store’s historical and projected operating cash flows, the period of time the store has been opened, and the operating performance in the related market. Recoverability is evaluated by comparing the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the asset group. If the carrying value of the asset group is greater than the future undiscounted cash flows, an impairment exists and must be measured and a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on discounted future cash flows and/or market values of the long-lived assets.
Restricted Cash
During the year ended January 27, 2013, the Company executed an agreement with a third party entity to acquire certain lease rights to four new store locations. In connection with the execution of the agreement, the Company was required to make a payment to an escrow account with an independent escrow agent. At January 27, 2013, the Company held $14,205 in this restricted account, which it recorded in a separate line item as "Restricted cash" on the accompanying Consolidated Balance Sheets. The amount was transferred from the escrow account to the entity during the year ended January 26, 2014, as each property was delivered to the Company in the condition specified by the agreement.
Store Closure Costs
The Company recognizes a charge and related reserve for future operating lease payments associated with retail stores that are no longer being utilized in its current operations. The reserve is calculated using the present value of the remaining noncancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the current lease payments, no reserve is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases, which range from approximately one to four years. The Company's assumptions about subtenant income are based on its experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents, commercial market value analysts, and existing economic conditions. As part of its analysis, the Company may acquire third party fair value reports, which provide independent verification of the fair values of similar rental properties. Adjustments to the closed store reserve relate primarily to changes in subtenant income and other assumptions differing from original estimates, as well as reductions to the reserve resulting from periodic lease payments. Adjustments are recorded for changes in estimates in the period in which the change becomes known.
Derivative Financial Instrument
The Company utilized a derivative financial instrument to hedge its exposure to changes in interest rates on its long-term debt. A derivative financial instrument is commonly referred to as an interest rate swap (see Note 4). The Company does not use financial instruments or derivatives for any trading or other speculative purposes.
The Company assessed, both at the inception of the hedge and on an ongoing basis, whether its interest rate swap used as a cash flow hedge was highly effective in offsetting the changes in the cash flows of the underlying long-term debt. The assessment of hedge effectiveness consisted of comparing the change in fair value of the Company's interest rate swap with the change in fair value of a hypothetical hedge instrument. Based on its assessment, the Company determined its interest rate swap was highly effective in hedging its exposure to fluctuations in interest rates. As such, changes in the fair value of the interest rate swap was recorded in accumulated other comprehensive income. There was no material hedge ineffectiveness.
Revenue Recognition
Revenue is recognized at the point of sale, net of coupons and discounts. Sales taxes are not included in revenue. As of January 26, 2014, the Company operated 151 stores in 26 states.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
Gift Cards
A wholly owned subsidiary of the Company sells its gift cards to its customers. There are no administrative fees on unused gift cards and the gift cards do not have an expiration date. Gift card sales are recorded as a liability to unearned gift card revenue when sold and are recognized as revenue when either the gift card is redeemed or the likelihood of the gift card being redeemed is remote (“gift card breakage”). The Company's gift card breakage rate is based upon historical redemption patterns and it recognizes breakage revenue utilizing the redemption recognition method.
During the year ended January 29, 2012, the Company determined it had sufficient historical transaction data to estimate breakage for gift cards sold in its stores. Based upon its analysis of that data, the Company recognized approximately $1,600 of gift card breakage revenue, which included a cumulative adjustment of approximately $1,400 for the initial recognition of breakage related to unredeemed gift cards. Gift card breakage recognized for the years ended January 26, 2014 and January 27, 2013 was not material. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.
Cost of Goods Sold
Cost of goods sold consists of the cost of inventory sold during the period, including the direct costs of purchased merchandise, distribution and supply chain costs, buying costs, a LIFO adjustment, supplies and store occupancy costs. Store occupancy costs include rent, common area maintenance, real estate taxes, personal property taxes, insurance, licenses and utilities related to the stores used in the Company's operations. Rebates and discounts from vendors are recorded as the related purchases are made and are recognized as a reduction to cost of goods sold as the related inventory is sold.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, advertising and other direct store and corporate administrative costs. Pre-opening expenses are costs associated with the opening of new stores including travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs and costs incurred for producing and communicating advertising are expensed when incurred. Advertising costs totaled $4,263, $3,826, and $2,652 for the years ended January 26, 2014, January 27, 2013, and January 29, 2012, respectively.
Leases
For leases classified as operating leases, the lease agreements generally include rent holidays and rent escalation provisions and may include contingent rent provisions for percentage of sales in excess of specified levels. The Company recognizes rent holidays, including the time period during which the Company has control of the property prior to the opening of the store, as well as escalating rent provisions, as deferred rent expense and amortizes these balances on a straight-line basis over the term of the lease. For lease agreements that require the payment of contingent rents based on a percentage of sales above stipulated minimums, the Company begins accruing an estimate for contingent rent expense when it is determined that it is probable the specified levels of sales in excess of the stipulated minimums will be reached during the year. Reimbursement from a landlord for tenant improvements is classified as an incentive and included within "Deferred rent and lease incentives" on the Consolidated Balance Sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the term of the lease.
For leases that are classified as capital leases, the property is recorded as a capital lease asset, which is included with “Buildings,” and a corresponding amount is recorded as a capital lease obligation in “Capital and financing lease obligations” in the Consolidated Balance Sheets at an amount equal to the lesser of the net present value of minimum lease payments to be made over the lease term or the fair value of the property being leased. The Company allocates each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.
With certain leases, the Company is involved with the construction of the building and the Company is considered the owner of the building for accounting purposes. The Company capitalizes the amount of total project costs incurred during the construction period as "Construction in progress." At the completion of the construction project, the Company evaluates whether the transfer to the landlord meets the requirements for sale-leaseback accounting treatment. A sale and leaseback of the asset is deemed to occur when construction of the asset is complete and the lease term begins and the relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the term of the lease. If the lease does not pass the criteria for sale-leaseback accounting, it records a financing lease asset, which is included with “Buildings” and a corresponding financing obligation in “Capital and financing lease obligations” in its Consolidated Balance Sheets. The Company allocates each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
During the year ended January 27, 2013, the Company entered into a sale-leaseback transaction involving one of its store locations. The store is being leased from the buyer-lessor over an initial lease term of 15 years and is classified as an operating lease. The Company determined it retained the lease rights to the property and preserved the benefits and risks incident to ownership, and thus the $1,258 gain which resulted from the net $6,604 transaction proceeds was deferred and will be amortized as a reduction to rent expense over the 15 year initial lease term.
Share-based Compensation - 2010 Omnibus Incentive Compensation Plan
The Company grants options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (“Plan”), which was adopted and approved by the Board of Directors and the Company's stockholders in 2010 and reapproved by the Company's stockholders in 2012. The Plan provides for the grant of options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units (“RSUs”), performance compensation awards, cash incentive awards, deferred share units and other equity-based and equity-related awards.
In accordance with ASC 718, Compensation-Stock Compensation, the fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. This model requires the input of certain assumptions, including the expected life of the share-based award, stock price volatility, dividend yield and interest rate. Because there is limited history for the Company's common stock, the expected life and volatility assumptions are based on historical data from similar entities, which comprise the Company's "peer group." The Company's assessment of its peer group includes considerations such as the subject companies' plan characteristics and principal populations as well as industry, stage of life cycle, size and financial leverage. Since the Company's IPO, it has not declared dividends and it does not plan to pay any dividends in the future. The risk-free rate for periods in the contractual life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant.
The fair value of RSUs and RSAs is based on the fair market value of the Company's common stock on the date of grant. The RSU awards are based on a four year graded vesting schedule over the requisite service period and the Company recognizes compensation expense on a straight line basis for RSUs net of estimated forfeitures. RSAs issued to independent directors vest pursuant to the Plan at the earlier of one year or the next annual meeting of the stockholders. The Company recognizes compensation expense for RSAs on a straight line basis net of estimated forfeitures over the vesting period.
Executive RSAs are comprised of two types: RSAs that are subject to three-year cliff-based vesting, and RSAs that vest in annual 25% increments over a four-year period beginning on the grant date. Upon vesting, the risk of forfeiture and restrictions on transferability lapse. The Company recognizes the related compensation expense on a straight-line basis, net of estimated forfeitures, over the required service period. The fair value of the executive RSAs is equal to the closing price of the Company’s common stock on the date of grant.
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
3. Long-Term Debt

Long-term debt is as follows:

	January 26, 2014	January 27, 2013
Unsecured revolving credit note, with maximum available borrowings of $175,000 at January 26, 2014 and January 27, 2013, interest payable monthly at one-month LIBOR plus a margin, weighted-average annual interest rate of 3.1% and 2.7% for the years ended January 26, 2014 and January 27, 2013, respectively	$24,700	$42,000

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

The 2011 Credit Facility provides for total borrowings of up to $175,000. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lender(s) to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25,000, of which $13,667 and $12,926 was outstanding at January 26, 2014 and January 27, 2013, respectively. The beneficiaries of these letters of credit are primarily the Company’s workers’ compensation and general liability insurance carriers. The 2011 Credit Facility also includes a swing line sublimit of $10,000.

At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of January 26, 2014 and January 27, 2013, all outstanding borrowings bear interest at LIBOR plus an applicable margin.

The Fresh Market, Inc.

Notes to Consolidated Financial Statements - (continued)

3. Long-Term Debt (continued)

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

4. Interest Rate Swap Agreement
The Company used an interest rate swap agreement to hedge variable cash flows associated with the interest on its revolving credit note by effectively converting a portion of its long-term debt from variable to fixed rates. The Company's interest rate swap agreement terminated on November 15, 2011 and as a result no liability existed as of January 26, 2014 and January 27, 2013.
Changes in the fair value of the interest rate swap agreement, net of a tax benefit, were recognized as a component of comprehensive income on the accompanying Consolidated Statements of Comprehensive Income and were recorded in other comprehensive income on the accompanying Consolidated Statements of Stockholders' Equity. Changes in the fair value of the interest rate swap agreement, net of a tax benefit, resulted in income of $674 for the year ended January 29, 2012 in total comprehensive income. The amount of hedge ineffectiveness was not material for the period presented.
5. Fair Value Measurements

ASC 820, Fair Value Measurements, requires fair value measurements be classified and disclosed in one of the following pricing categories:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 - Observable inputs other than quoted prices in active markets included for identical assets and liabilities.

•	Level 3 - Unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
The carrying amounts of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, accrued liabilities and other accrued expenses approximate fair value because of their short maturity. The carrying amount of long-term debt approximates fair value because the advances under this instrument bear variable interest rates which reflect market changes to interest rates and contain variable risk premiums based on certain financial ratios achieved by the Company. The fair value estimate of our long-term debt is a Level 2 measurement.
The section below, Non-Recurring Fair Value Measurements, presents long-lived assets that were measured and recorded at fair value on a nonrecurring basis and the total impairment charges recorded during the year ended January 26, 2014.

Non-Recurring Fair Value Measurements
During the year ended January 26, 2014, the Company recorded an impairment charge of $26,828 for certain real estate and other store related assets, writing down the assets to their estimated fair value of $21,682. The Company performed an impairment analysis of its long-lived assets and determined that these assets were impaired since the estimated undiscounted cash flows associated with the respective assets were less than the carrying value. These charges were based, in part, on estimates that used Level 3 inputs within the fair value hierarchy. Specifically, the estimates were made using valuation techniques commonly referred to as the “cost approach” in order to reach a conclusion on the price that would be received to sell the store related assets in an orderly transaction between market participants at the measurement date. Additionally, the assessment for the fair value of certain real estate utilized a discounted cash flow approach.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

5. Fair Value Measurements (continued)

The following table shows the fair value of the Company's financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company's results of operations for the year ended January 26, 2014:

	Carrying Value	Fair Value Measurement			Impairment
Description	Prior to Impairment	Level 1	Level 2	Level 3	Charge Recognized
	(in thousands)
Long-lived assets held and used	$48,510	$—	$—	$21,682	$26,828

6. Impairments and Store Closure Costs
Impairment
During the year ended January 26, 2014, the Company concluded the long-lived assets related to certain stores were impaired. As a result an impairment charge of $26,828 was recognized to write down the carrying value of the assets to fair value. Refer to Note 5 for discussion of the methods and inputs used to estimate the fair value of those asset groups.
Closed Store Reserves
Activity for the closed store reserve during the years ended January 26, 2014 and January 27, 2013 was as follows:

	Year Ended
	January 26, 2014	January 27, 2013
Beginning balance	$1,982	$1,969
Additions and adjustments	656	936
Payments	(826)	(923)
Ending balance	$1,812	1,982

Store closure costs for the years ended January 26, 2014, January 27, 2013, and January 29, 2012, were $677, $976, and $437, respectively. Included in those amounts are occupancy costs related to closed stores, which represent the present value of the remaining non-cancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income. The remainder of store closure costs recognized, which consisted of miscellaneous expenses related to closed stores, was not material for any period presented.
7. Leases
The Company leases the majority of its retail store locations, its administrative offices and certain equipment under noncancelable operating lease agreements that expire from 2014 to 2032. The store location leases generally have an initial term ranging from 10 to 15 years and contain renewal options ranging from 15 to 30 years with increased rental rates during the option periods.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

7. Leases (continued)
The Company leases certain retail store locations under capital and financing lease agreements that expire from 2024 to 2028. The store locations have initial lease terms that range from 10 to 15 years and contain renewal options ranging from 15 to 25 years.
The Company does not receive a material amount of sublease rents from subtenants in its leased properties.
Future minimum lease commitments for the Company's capital and financing lease obligations and operating lease commitments having initial or remaining terms in excess of one year are as follows:

	Capital and Financing Lease Obligations	Operating Leases

2014	$4,796	$50,246
2015	5,040	53,127
2016	5,040	51,994
2017	5,041	50,610
2018	5,041	48,254
Thereafter	45,121	228,580
	70,079	$482,811
Less amount representing interest, 16.5% weighted average interest rate	(43,452)
Present value of obligations under capital and financing lease obligations	26,627
Less current portion	(558)
Noncurrent capital and financing lease obligations	$26,069

Total rent expense, net of subtenant lease income, for the years ended January 26, 2014, January 27, 2013, and January 29, 2012 was as follows:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Minimum rentals	$43,047	$36,880	$32,057
Contingent rentals	434	505	564
	$43,481	$37,385	$32,621

The Company also incurs other lease-related expenses such as real estate taxes, insurance and maintenance that are generally based on the Company's pro-rata share of the total square footage of the property being leased. Except for capital and financing leases, the Company's store lease expenses are recorded in the "Cost of goods sold" line item on the accompanying Consolidated Statements of Comprehensive Income. Lease expenses related to the Company's corporate offices are recorded in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income. Additionally, lease expenses related to closed stores are recorded in the "Impairments and store closure costs" line item on the Consolidated Statements of Comprehensive Income.
In November 2012, as part of an agreement with an entity and various related parties of the entity, the Company acquired certain lease rights to four new store locations. The agreement required an inducement payment of approximately $17,200, which was allocated equally among the four store locations. Approximately $3,000 of the $17,200 payment was paid to the entity upon execution of the agreement and was recorded in the "Other assets" line item on the accompanying

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

7. Leases (continued)
Consolidated Balance Sheets as of January 27, 2013. The remainder of the payment was placed in escrow, and was paid out as each of the properties were delivered to the Company in the condition specified by agreement. The sum of the payments was applied equally to reduce the related capital lease obligation upon transfer of the property during the year ended January 26, 2014. The $17,200 payment paid to the entity and into the escrow account was previously classified as a cash outflow from operating activities during the year ended January 27, 2013. However, as a result of the change in the classification of the related leases from operating to capital, the payment is classified as cash used in investing activities during the year ended January 27, 2013 on the accompanying Consolidated Statement of Cash Flows.
8. Employee Benefits
Accrued Compensated Absences
The Company provides its employees with paid annual leave that may be used for any purpose and varies in duration based on years of service to the Company. Per the Company's policy, except where applicable state law requires otherwise, paid annual leave is fully earned and awarded on January 1 of each year (or, if later, the employee's first day worked during such year) to eligible employees with the Company on December 31 of the preceding year. The amount of paid annual leave awarded is based on an employee's number of years of service at December 31 of the preceding year. The Company's policy does not provide for a carryforward of unused balances to future years, except where required by law. The Company accrues the value of the annual leave to be awarded on January 1 of the following year, less an estimate for forfeitures, ratably over the year. The Company had $6,307 and $5,349 accrued for paid annual leave as of January 26, 2014 and January 27, 2013, respectively.
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
The liability related to the deferred compensation plan is $3,439 and $2,234 as of January 26, 2014 and January 27, 2013, respectively. The Company recognized compensation expense related to the plan of $45, $63, and $57 for the years ended January 26, 2014, January 27, 2013, and January 29, 2012, respectively.
Employee Savings and Profit Sharing Plan
The Company sponsors an employee savings and profit sharing plan which is a defined contribution retirement plan subject to Section 401(k) of the Internal Revenue Code. The plan is voluntary and is available to all eligible full-time employees after 60 days of service. Prior to January 1, 2014, the plan was available to all eligible full-time employees after one year of service. The Company may, in its discretion, provide a matching contribution up to defined maximums. The expense recorded for the Company's match to the 401(k) plan was $1,022, $920, and $860 for the years ended January 26, 2014, January 27, 2013, and January 29, 2012, respectively.
Long-Term Cash Incentive Program
In March 2012, the Company adopted The Fresh Market, Inc. Long-Term Cash Incentive Program for Select Employees (the "Program"), in which the Company’s executive officers do not participate. The purpose of the Program is to provide incentives and reward employees for achieving specified performance goals over a given performance period. There was an incentive provided under the Program during each of the years ended January 26, 2014 and January 27, 2013.

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
Each participant receives a percentage of the applicable target amount for the performance period based on achievement of the performance goals and formulas. The Program’s award payouts will vary based on the achievement of the pre-established target and can range from 33% to 150% of the target award. Each participant is entitled to a minimum of one-third of the total grant amount, which is paid in three annual payments over the three year vesting period. At the end of the three year period, the participant is eligible for a final payout based upon the Company’s specific measurement criteria. There will be no additional payout unless the threshold for the applicable performance goal is reached, and the participant must be employed by the Company at the end of the performance period to be eligible for payment of an award. For the years ended January 26, 2014 and January 27, 2013 the Company recorded expense of $57 and $443, respectively. The expense for the year ended January 26, 2014 includes an adjustment to the prior year amount that reflected a decrease in the estimated cumulative payout amount.
Shadow Equity Bonus Plan
Prior to May 2011, the Company sponsored a shadow equity bonus plan under which variable bonus awards were granted to certain key employees. The outstanding shadow equity bonus awards vested as a result of the secondary offering of the Company's stock on May 3, 2011, and the full vested amounts were paid during the year ended January 29, 2012. The Company recognized compensation expense of $398 for the year ended January 29, 2012. There is no accrual for awards under the Shadow Equity Bonus Plan as of January 26, 2014 or January 27, 2013.
9. Income Taxes
The income tax provision consisted of the following (in thousands):

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Current:
Federal	$32,852	$36,056	$14,854
State	7,458	6,138	5,226
Total current	40,310	42,194	20,080
Deferred:
Federal	(10,175)	(5,664)	9,797
State	(1,344)	(675)	(246)
Total deferred	(11,519)	(6,339)	9,551
Total income tax provision	$28,791	$35,855	$29,631

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

9. Income Taxes (continued)

A reconciliation of the statutory federal income tax rate of 35% and the Company's effective tax rate is as follows:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes	4.36%	3.44%	3.85%
Enhanced charitable food contribution	(2.64)%	(2.67)%	(2.19)%
Other	(0.55)%	0.09%	(0.09)%
Effective tax rate	36.17%	35.86%	36.57%

The major affected components of the Company's deferred tax assets and liabilities at January 26, 2014 and January 27, 2013 are as follows:

	January 26, 2014	January 27, 2013
Deferred Tax Assets:
Accrued compensation	$3,016	$3,567
Accrued expenses	12,102	10,181
Deferred and share-based compensation	4,369	2,743
Excess charitable contributions	10,120	7,734
Capital and financing lease obligations	15,366	751
Other	95	190
Total deferred tax assets	45,068	25,166

Deferred Tax Liabilities:
Depreciation	(51,023)	(43,206)
Inventories	(1,836)	(1,526)
Prepaid expenses	(959)	(703)
Total deferred tax liabilities	(53,818)	(45,435)

Net deferred tax liability	$(8,750)	$(20,269)

Deferred taxes have been classified on the Consolidated Balance Sheets as follows:

	January 26, 2014	January 27, 2013
Current assets	$3,267	$3,784
Noncurrent liabilities	(12,017)	(24,053)
Net deferred tax liability	$(8,750)	$(20,269)

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

9. Income Taxes (continued)

The Company has a state operating loss carryforward of $353 as of January 26, 2014, which has not been fully utilized to offset taxable income. The Company has charitable contribution carryforwards, which are subject to a 5 year carryforward limitation, will begin to expire during the year ending January 29, 2017.
As of January 26, 2014 and January 27, 2013, the Company had no accrued interest or penalties related to uncertain tax positions. There were no unrecognized tax benefits that would affect the Company's effective tax rate if recognized. The Company does not expect its unrecognized tax benefits to change significantly in the next 12 months. The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income taxes.
The Company files income tax returns in the US Federal jurisdiction and in various state jurisdictions. The statute of limitation remains open for US and certain state income tax examinations for tax years 2010 through 2013.
10. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. At January 26, 2014, January 27, 2013, and January 29, 2012, approximately 2,200,000, 2,500,000, and 2,700,000 shares of the Company's common stock, respectively, were available for share-based awards.

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
The following table summarizes option activity under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (in thousands, except per share amounts and contractual lives in years):

			Weighted
	Number	Weighted	Average	Aggregate
	of Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value
Outstanding options at January 30, 2011	605	$22.00
Options granted	125	41.41
Options exercised	(23)	22.00
Options expired	—	—
Options forfeited	(5)	22.00
Outstanding options at January 29, 2012	702	$25.46
Options granted	200	47.33
Options exercised	(77)	22.25
Options expired	—	—
Options forfeited	(65)	33.27
Outstanding options at January 27, 2013	760	$30.87
Options granted	141	$43.10
Options exercised	(85)	$24.38
Options expired	(2)	$41.41
Options forfeited	(50)	$32.05
Outstanding options at January 26, 2014	764	$33.74	7.6	$5,136
Vested/expected to vest at January 26, 2014	760	$33.69	8.2	$5,132
Exercisable options at January 26, 2014	331	$27.91	7.1	$3,423

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)
Share-based compensation expense related to stock options recognized under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan during the years ended January 26, 2014, January 27, 2013, and January 29, 2012, totaled $2,917, $2,783, and $1,502, respectively, and is recorded in the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.
The weighted average grant date fair value of options granted for the years ended January 26, 2014, January 27, 2013, and January 29, 2012 were $16.23, $18.58 and $17.57, respectively. The aggregate intrinsic value of stock options exercised was $1,870 and $2,531 for the years ended January 26, 2014 and January 27, 2013, respectively. The total fair value of shares vested was $3,423 and $5,221 for the years ended January 26, 2014 and January 27, 2013, respectively. As of January 26, 2014, January 27, 2013, and January 29, 2012, there were approximately 764,000, 760,000, and 702,000 shares of nonvested stock options outstanding and $4,866, $5,917, and $5,857 of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted average period of 2.2 years.
The fair value of the stock option grants have been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2013	2012	2011
Risk-free interest rate	0.82%	1.20%	0.82%
Expected life, in years	5.00	5.00	4.77
Expected volatility	42.29%	43.57%	49.73%
Dividend yield	—%	—%	—%
Weighted average exercise price	$43.10	$47.33	$41.41
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
The Company recorded $1,129, $821, and $576 of share-based compensation expense related to these awards for the years ended January 26, 2014, January 27, 2013, and January 29, 2012, respectively, which is recorded in the "Selling, general and administrative expenses" line item on the accompanying Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)
The following activity has occurred under the Company's existing restricted stock unit plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 30, 2011	115	$22.00
Granted	—	—
Vested	(27)	22.00
Forfeited	(6)	22.00
Balance at January 29, 2012	82	$22.00
Granted	23	48.67
Vested	(25)	22.00
Forfeited	(7)	25.03
Balance at January 27, 2013	73	$30.10
Granted	30	43.32
Vested	(30)	26.98
Forfeited	(3)	25.47
Outstanding awards at January 26, 2014	70	$37.26
Expected to vest at January 26, 2014	69	$37.20

As of January 26, 2014 and January 27, 2013, total remaining unearned compensation cost related to nonvested RSUs was approximately $1,835 and $1,609, respectively, which will be amortized over the weighted-average remaining service period of approximately 2.5 years.

Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan

The Company grants RSAs to its non-employee directors. RSAs vest at the earlier of one year from the date of grant or the next annual meeting of the stockholders. The fair value of the RSAs is equal to the closing price of the Company’s common stock on the grant date .
The Company recorded $438, $383, and $191 of share-based compensation expense related to RSAs outstanding for the years ended January 26, 2014, January 27, 2013, and January 29, 2012, respectively. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)
The following activity has occurred under the Company's existing restricted stock award plan for non-employee directors:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 30, 2011	6	$22.00
Granted	6	32.79
Vested	(6)	22.00
Forfeited	—	—
Balance at January 29, 2012	6	$32.79
Granted	7	57.70
Vested	(6)	33.25
Forfeited	—	—
Balance at January 27, 2013	7	$58.00
Granted	10	49.07
Vested	(7)	58.00
Forfeited	—	—
Outstanding awards at January 26, 2014	10	$49.07
Expected to vest at January 26, 2014	10	$49.07

As of January 26, 2014 and January 27, 2013, total remaining unearned compensation cost related to nonvested RSAs was $148 and $150, respectively, which will be amortized over the weighted-average remaining service period of approximately 0.4 years.
Executive Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan
The Company grants RSAs to its executive officers, which are comprised of two types of RSAs under the 2010 Omnibus Incentive Compensation Plan: RSAs that are subject to three-year cliff-based vesting, and RSAs that vest in annual 25% increments over a four-year period beginning on the grant date.
The Company recorded share-based compensation expense related to the executive RSAs of approximately $977 for the year ended January 26, 2014, which is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)
The following activity has occurred under the Company's existing executive restricted stock award plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 27, 2013	—	$—
Granted	92	43.42
Vested	—	—
Forfeited	—	—
Outstanding awards at January 26, 2014	92	$43.42
Expected to vest at January 26, 2014	90	$43.41

As of January 26, 2014, total remaining unearned compensation cost related to nonvested RSAs was $2,896, which will be amortized over the weighted-average remaining service period of approximately 2.3 years.
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
The following activity has occurred under the Company's existing performance share awards plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 29, 2012	—	$—
Granted	38	47.29
Vested	—	—
Forfeited	(4)	47.17
Balance at January 27, 2013	34	$47.31
Granted	—	—
Vested	—	—
Forfeited	(4)	47.17
Outstanding awards at January 26, 2014	30	$47.32

The Company did not grant any Performance Shares during the year ended January 26, 2014. Based on the expected level of achievement of the performance goal as of the respective balance sheet dates, the Company recognized a reduction to share-based compensation expense of approximately $272 for the year ended January 26, 2014 and and expense of approximately $272 for the year ended January 27, 2013 related to the Performance Shares. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Share-based Compensation (continued)

Performance Share Units - 2010 Omnibus Incentive Compensation Plan
In March 2013, the Company adopted a Performance Share Unit Award Agreement under the 2010 Omnibus Incentive Compensation Plan. During the year ended January 26, 2014, the Company awarded approximately 30,000 performance share units ("PSUs") to its executive officers and certain other members of the Company's management team based upon an established performance goal. The PSUs are subject to performance conditions and time-based cliff vesting on the last day of the performance period, as defined below, and settle in shares of the Company's common stock upon vesting. The fair value of the PSUs is equal to the closing price of the Company’s common stock on the grant date.
The performance goal is a specified cumulative three-year earnings per share amount for the fiscal 2013 through 2015 performance period. The actual number of PSUs which vest for each participant is set at a minimum threshold of 0% of the participant's target number of PSUs and could increase to up to 150% of the target based upon performance results. Actual performance against the performance goal will be measured at the end of the performance period and approved by the Compensation Committee. Expense is recorded over the required performance period, subject to management's assessment of the expected performance outcome.
The following activity has occurred under the Company's existing performance share units plan:

Weighted
Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 27, 2013	—	$—
Granted	30	43.12
Vested	—	—
Forfeited	—	—
Outstanding awards at January 26, 2014	30	$43.12

Based on the expected level of achievement of the performance goal as of the respective balance sheet date, the Company did not recognize share-based compensation expense related to PSUs for the year ended January 26, 2014.
Employee Stock Purchase Plan

In November 2010, The Fresh Market, Inc. Employee Stock Purchase Plan (“ESPP”) was adopted and approved by the Company’s Board of Directors and stockholders. Since July 1, 2011, eligible employees have had the option to purchase shares of the Company’s common stock at a 5% discount from the market price through a payroll deduction. As of January 26, 2014, approximately 989,000 shares of common stock were available for issuance under the ESPP.
For the years ended January 26, 2014 and January 27, 2013, approximately 5,300 and 3,700 shares of the Company’s common stock, respectively, were purchased under the ESPP, which resulted in proceeds of $226 and $185, respectively.

11. Earnings per Share

 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and RSAs. The Company excluded the dilutive effect of its performance shares since the related performance conditions had not been satisfied for the year ended January 26, 2014.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

11. Earnings per Share (continued)

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012

Net income available to common stockholders (numerator for basic and diluted earnings per share)	$50,807	$64,133	$51,395

Weighted average common shares outstanding (denominator for basic earnings per share)	48,207	48,077	48,002
Potential common shares outstanding:
Incremental shares from share-based awards	187	217	136
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,394	48,294	48,138

Basic and diluted earnings per share	$1.05	$1.33	$1.07

For the years ended January 26, 2014, January 27, 2013, and January 29, 2012 there were approximately 340,000, 251,000, and 125,000 shares excluded from the computation of diluted weighted average common shares outstanding because such shares are considered antidilutive.

12. Insurance Reserves

The Company has insurance policies for general liability, medical and workers' compensation benefits that contain significant deductibles. The cost of these insurance claims up to the deductibles is accrued based on actual claims reported plus loss development factors. These estimates are based on historical information along with certain assumptions about future events, and are subject to change as additional information becomes available. The Company had $17,356 and $14,232 accrued related to these claims at January 26, 2014 and January 27, 2013, respectively.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

13. Supplementary Balance Sheet Information

The following reflects supplementary balance sheet information for the Company's accrued liabilities at January 26, 2014 and January 27, 2013:

	January 26, 2014	January 27, 2013
Accrued compensation and benefits	$24,547	$22,934
Accrued occupancy costs	8,716	6,303
Accrued income taxes payable	—	5,824
Other accrued taxes	4,193	3,336
Accrued construction and maintenance costs	9,939	7,002
Other accrued liabilities	16,299	8,986

Total accrued liabilities	$63,694	$54,385

The "Deferred rent and lease incentives" line item on the Consolidated Balance Sheets consists of $13,460 and $11,341 of deferred rent and $13,347 and $6,474 of deferred lease incentives as of January 26, 2014 and January 27, 2013, respectively.

14. Segment Reporting

The Company has determined that it has only one reportable segment. The Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Non-perishable categories consist of traditional grocery, frozen and dairy products as well bulk, coffee, candy, beer and wine, and health and beauty. The following is a summary of the percentage for the sales of perishable and non-perishable items:

	Year Ended
	January 26, 2014	January 27, 2013	January 29, 2012
Perishable	65.4%	65.8%	66.4%
Non-perishable	34.6%	34.2%	33.6%

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

The Fresh Market, Inc.

Notes to Consolidated Financial Statements - (continued)

15. Related-Party Transactions (continued)
Real Estate Leases
During the year ended January 26, 2014, an entity affiliated with a former officer and director of the Company, who is a family member of two persons serving on the Board of Directors as of January 26, 2014, acquired a shopping center in which the Company leases a retail store location. Lease expense related to the store from and after the date of such acquisition was $132 for the year ended January 26, 2014.

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
In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the FASB's Accounting Standards Codification 450-20, Contingencies - Loss Contingencies , regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict and the Company’s view of these matters may change as the litigation and events unfold over time. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.
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

The Company is party to a lawsuit that was filed against it in U.S. District Court in Connecticut alleging that the manner in which the Company implemented and applied the fluctuating workweek method for calculating the compensation due to the Company's department managers violates the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which the Company uses the fluctuating workweek method of compensation. The Company believes that the fluctuating workweek method (and the manner in which it implemented and applied it) is permissible under federal law and the law of each state in which the Company employs it, and the Company intends to vigorously defend itself in this proceeding. As the case is in the early stages, the Company cannot predict whether the Court will dismiss the complaint for having no merit or certify a collective action, nor can the Company predict the amount of damages, if any, that ultimately may be awarded. Should the Company ultimately be found liable in this

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

16. Commitments and Contingencies (continued)

matter, its liability could have a material adverse effect on the Company's results of operations for the period or periods in which it is incurred.

17. Select Quarterly Financial Data (unaudited)

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

	The Year Ended January 26, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)
Sales	$366,626	$354,764	$364,457	$425,810
Gross profit	$129,337	$121,278	$122,057	$142,684
Income from operations	$35,384	$25,912	$18,894	$3,191
Net income	$22,120	$15,634	$11,064	$1,989
Net income per share:
Basic and diluted	$0.46	$0.32	$0.23	$0.04

	The Year Ended January 27, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (2)
Sales	$324,784	$312,997	$321,494	$369,856
Gross profit	$112,691	$106,742	$106,357	$125,908
Income from operations	$31,084	$21,712	$17,887	$30,803
Net income	$19,270	$13,329	$10,889	$20,645
Net income per share:
Basic and diluted	$0.40	$0.28	$0.23	$0.43

(1)
The Company recognized approximately $27,600 in charges during the thirteen weeks ended January 26, 2014, associated primarily with the impairment of certain real estate and store related assets and the write off of capitalized expenses for real estate sites prior to leasing them.

(2)	The Company recognized a cumulative benefit of approximately $1,000 related to tax deductions and credits during the fourth quarter of the year ended January 27, 2013.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

18. Subsequent Event

On March 6, 2014, the Company announced a strategic initiative to close four underperforming stores. The decision to close these stores followed a comprehensive analysis of sales, cash flows and other key performance metrics, as well as the impact of site locations and brand awareness.
The Company expects to incur approximately $18,000 to $20,000 in pre-tax charges related to impairment of store fixtures and equipment, which includes leasehold improvements, as well as inventory impairment, lease obligations, employee severance costs, and other miscellaneous expenses in future periods. The Company is targeting the end of the second quarter of fiscal 2014 for the completion of its store closure activities.