Form 10-Q
period 2014-04-27
Fresh Market, Inc.
filed 2014-06-04
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2014
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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 29, 2014 was 48,403,207 shares.

The Fresh Market, Inc.

Form 10-Q
For the Thirteen Weeks Ended April 27, 2014

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The following are some of the factors that could cause actual future results to differ materially from those expressed in any forward-looking statements: unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; accounting entries and adjustments at the close of a fiscal quarter; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including the outcome of negotiations surrounding U.S. fiscal policy, which, even if resolved, may be adverse due to tax increases and spending cuts, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth, including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites and as between existing markets and newer markets; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; our requirement to impair recorded goodwill and other long-lived assets; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential and/or personal information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures, including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy, fuel and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business, and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

Part I. Financial Information

Item 1. Financial Statements
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	April 27, 2014	January 26, 2014
Assets
Current assets:
Cash and cash equivalents	$19,118	$11,745
Accounts receivable	11,585	11,098
Inventories	53,128	55,656
Prepaid expenses and other current assets	3,509	4,304
Income tax benefit	—	1,692
Deferred income taxes	4,378	3,267
Total current assets	91,718	87,762
Property and equipment, net	384,472	373,449
Other assets	8,717	8,417
Total assets	$484,907	$469,628

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$44,904	$46,942
Accrued liabilities	80,492	63,694
Total current liabilities	125,396	110,636
Long-term debt	500	24,700
Capital and financing lease obligations	33,668	26,069
Deferred income taxes	5,884	12,017
Deferred rent	13,820	13,460
Deferred lease incentives	14,455	13,347
Other liabilities	16,596	13,134
Total noncurrent liabilities	84,923	102,727

Commitments and contingencies (Notes 2 and 9)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,276,436 and 48,260,804 shares issued and outstanding as of April 27, 2014 and January 26, 2014, respectively	483	483
Additional paid-in capital	114,781	113,029
Retained earnings	159,324	142,753
Total stockholders' equity	274,588	256,265
Total liabilities and stockholders' equity	$484,907	$469,628

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Sales	$431,002	$366,626
Cost of goods sold (exclusive of depreciation shown separately)	282,836	237,289
Gross profit	148,166	129,337

Operating expenses:
Selling, general and administrative expenses	98,863	81,478
Impairments and store closure costs	6,700	140
Depreciation	15,026	12,335
Income from operations	27,577	35,384
Interest expense	1,097	244
Income before provision for income taxes	26,480	35,140
Tax provision	9,909	13,020
Net income	$16,571	$22,120

Net income per share:
Basic and diluted	$0.34	$0.46

Weighted-average common shares outstanding:
Basic	48,266,742	48,159,785

Diluted	48,418,242	48,326,452

Comprehensive income:
Net income	$16,571	$22,120
Other comprehensive income	—	—

Total comprehensive income	$16,571	$22,120

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 27, 2013	48,144,620	$482	$105,431	$91,946	$197,859

Exercise of share-based awards	84,453	1	2,058	—	2,059
Issuance of common stock pursuant to restricted stock units	19,203	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	5,290	—	226	—	226
Issuance of restricted stock awards	7,238	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(494)	—	(494)
Share-based compensation	—	—	5,239	—	5,239
Tax benefit related to exercise of share-based awards	—	—	569	—	569
Net income	—	—	—	50,807	50,807

Balance at January 26, 2014	48,260,804	$483	$113,029	$142,753	$256,265

Exercise of share-based awards	4,248	—	93	—	93
Issuance of common stock pursuant to restricted stock units	6,039	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	1,594	—	51	—	51
Issuance of restricted stock awards	3,751	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(141)	—	(141)
Share-based compensation	—	—	1,836	—	1,836
Tax shortfall related to exercise of share-based awards	—	—	(87)	—	(87)
Net income	—	—	—	16,571	16,571

Balance at April 27, 2014	48,276,436	$483	$114,781	$159,324	$274,588

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Operating activities
Net income	$16,571	$22,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,082	12,390
Loss (gain) on disposals of property and equipment	1,821	(43)
Share-based compensation	1,836	1,392
Excess tax shortfall (benefit) from share-based compensation	87	(16)
Deferred income taxes	(7,244)	380
Change in assets and liabilities:
Accounts receivable	(487)	418
Inventories	2,528	1,602
Prepaid expenses and other assets	2,131	23
Accounts payable	(2,038)	(377)
Accrued and other liabilities	25,883	8,010
Net cash provided by operating activities	56,170	45,899

Investing activities
Purchases of property and equipment	(24,426)	(17,219)
Proceeds from sale of property and equipment	7	61
Net cash used in investing activities	(24,419)	(17,158)

Financing activities
Borrowings on revolving credit facility	94,033	109,862
Payments made on revolving credit facility	(118,233)	(136,862)
Payments made on capital and financing lease obligations	(95)	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	51	55
Excess tax (shortfall) benefit from share-based compensation	(87)	16
Payments on withholding tax for restricted stock unit vesting	(141)	(66)
Proceeds from exercise of share-based compensation awards	94	534
Net cash used in financing activities	(24,378)	(26,461)

Net increase in cash and cash equivalents	7,373	2,280
Cash and cash equivalents at beginning of period	11,745	8,737

Cash and cash equivalents at end of period	$19,118	$11,017

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,065	$124

Cash paid during the period for taxes	$296	$6,454

Non-cash investing and financing activities:
Property and equipment acquired through capital and financing lease obligations	$5,758	$1,516

See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Fresh Market, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended January 26, 2014. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods indicated. Interim results are not necessarily indicative of results that may be expected for a full fiscal year or future interim periods.
In certain instances, there are changes in the presentation of the consolidated financial statements to conform to the current year presentation. There was a change in the presentation of the Consolidated Statements of Cash Flows for the thirteen weeks ended April 28, 2013. Refer to Note 7 of the Notes to Consolidated Financial Statements in the Company's 2013 Annual Report on Form 10-K for additional information.
The Company’s wholly-owned subsidiaries are consolidated and all intercompany accounts and transactions are eliminated upon consolidation.
The Company reports its results of operations on a 52 or 53 week fiscal year ending on the last Sunday in January. Fiscal years 2014 and 2013 are 52 week fiscal years and each fiscal quarter consists of 13 weeks.
The Company has determined that it has only one reportable segment. The Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Non-perishable categories consist of traditional grocery, frozen and dairy products as well as bulk, coffee, candy, beer and wine, and health and beauty. The following is a summary of the percentage for the sales of perishable and non-perishable items:

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Perishable	64.9%	65.7%
Non-perishable	35.1%	34.3%

2. Long-Term Debt

Long-term debt is as follows:

	April 27, 2014	January 26, 2014
Unsecured revolving credit note, with maximum available borrowings of $175,000 at April 27, 2014 and January 26, 2014, interest payable monthly at one-month LIBOR plus a margin, weighted-average annual interest rate of 2.2% and 3.1% for the thirteen weeks ended April 27, 2014 and the fifty-two weeks ended January 26, 2014, respectively	$500	$24,700

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
The 2011 Credit Facility provides for total borrowings of up to $175,000. Under the terms of the 2011 Credit Facility, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $75,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lenders to become a party to the 2011 Credit Facility, subject to the approval of the Administrative Agent. The 2011 Credit Facility includes a letter of credit sublimit of $25,000, of which $21,097 and $13,667 was outstanding at April 27, 2014 and January 26, 2014, respectively. The beneficiaries of these letters of credit are primarily the Company’s workers’ compensation and general liability insurance carriers. The 2011 Credit Facility also includes a swing line sublimit of $10,000.
At the Company’s option, outstanding borrowings bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 1.00% to 2.25%, (ii) the Eurodollar rate plus an applicable margin that ranges from 1.00% to 2.25%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.25%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of April 27, 2014 and January 26, 2014, all outstanding borrowings bore interest at LIBOR plus an applicable margin.
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

3. Fair Value Measurements
The FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements, requires fair value measurements to be classified and disclosed in one of the following pricing categories:

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
Non-Recurring Fair Value Measurements
Certain assets are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company did not record any significant nonrecurring fair value measurements during the thirteen weeks ended April 27, 2014.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

3. Fair Value Measurements (continued)
As of April 27, 2014, the following table shows the fair value of certain real estate and other store related assets that have been measured at fair value on a non-recurring basis and aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurement
Description	Long-Lived Assets Held and Used	Level 1	Level 2	Level 3

Measured as of January 26, 2014	$21,682	$—	$—	$21,682

4. Impairments and Store Closure Costs
Store Closure Costs
During the thirteen weeks ended April 27, 2014, the Company closed four stores and recorded charges primarily consisting of certain lease obligations, severance costs, and losses on the disposal of assets associated with the closed stores. The Company expects to incur approximately $21,000 in store closure and exit costs and is targeting the second fiscal quarter of 2014 for the completion of these store closure activities. The Company incurred approximately $7,000 in store closure and exit costs during the thirteen weeks ended April 27, 2014 with $6,600 recorded to "Impairments and store closure costs" and $400 for the liquidation of inventory recorded to the "Cost of goods sold" and the "Selling, general and administrative expenses" line items on the accompanying Consolidated Statements of Comprehensive Income. The remaining store closure and exit costs were not material for any period presented.
Store closure costs for the thirteen weeks ended April 27, 2014 and April 28, 2013 were as follows:

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Lease obligation costs	$3,919	$132
Employee and severance costs	750	—
Loss on disposal of assets	1,797	—
Other charges	234	8
	$6,700	$140
Closed Store Reserves
Closed store reserves includes amounts for occupancy costs related to closed stores as of the cease use date, which represent the present value of the remaining non-cancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income. During the thirteen weeks ended April 27, 2014, only one of the four closed stores met the cease use requirements for recording a reserve for occupancy costs.
Activity for the closed store reserve for the thirteen weeks ended April 27, 2014 and the fifty-two weeks ended January 26, 2014 was as follows:

	For the Thirteen Weeks Ended	For the Fifty-Two Weeks Ended
	April 27, 2014	January 26, 2014
Beginning balance	$1,812	$1,982
Additions and adjustments	3,932	656
Payments	(465)	(826)
Ending balance	$5,279	$1,812

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
Under the Program, the Company grants awards, which entitle participants to receive cash bonuses based upon the Company’s achievement of specified performance goals encompassing a three-year fiscal performance period. The Company granted awards under the Program to its participants during the thirteen weeks ended April 27, 2014 and April 28, 2013. At the end of each reporting period, the Company evaluates the potential amount of the awards payable based on the estimated level of its performance. These awards are expensed over the respective performance period on a straight-line basis. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in estimated performance.
 Each participant receives a percentage of the applicable target amount for the performance period based on achievement of the performance goals and formulas. The Program’s award payouts will vary based on the level of achievement of the performance goals and can range from 33% to 150% for awards granted in fiscal years 2012 and 2013 and 33% to 170% for awards granted in fiscal 2014. Each participant is entitled to a minimum of one-third of the target amount, which will be paid in three annual payments over the three-year vesting period. At the end of the three-year period, each participant is eligible for a final payout based upon the Company’s specific measurement criteria. There will be no additional payout unless the threshold for the applicable performance goal is reached, and the participant must be employed by the Company at the end of the performance period to be eligible for payment of an award.
Based on the expected level of achievement of the performance goals as of the respective balance sheet dates, the Company recorded expense of $210 and $368 for the thirteen weeks ended April 27, 2014 and April 28, 2013, respectively.

6. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. As of April 27, 2014, approximately 1,900,000 shares of the Company’s common stock were available for share-based awards.
Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income. Total share-based compensation was comprised of the following:

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Stock options	$907	$716
Restricted stock units	442	312
Executive restricted stock awards	304	110
Restricted stock awards, non-employee directors	119	105
Performance share awards	—	104
Performance share units	44	45
Other share based-awards	20	—
	$1,836	$1,392

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Share-based Compensation (continued)
The following table summarizes option activity under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (in thousands) for the thirteen weeks ended April 27, 2014:

Balance at January 26, 2014	764
Options granted	244
Options exercised	(4)
Options expired	—
Options forfeited	(4)

Balance at April 27, 2014	1,000

Total remaining unearned compensation costs	$6,397

Weighted-average remaining service period	2.7 years
The following activity for the thirteen weeks ended April 27, 2014 has occurred under the Company's existing restricted stock unit program, executive restricted stock award program, and restricted stock award program for non-employee directors:

	Restricted Stock Units	Executive Restricted Stock Awards	Restricted Stock Awards, Non-Employee Directors
Balance at January 26, 2014	70	92	10
Granted	65	—	—
Vested	(9)	(4)	—
Forfeited	(1)	—	—
Balance at April 27, 2014	125	88	10

Total remaining unearned compensation costs	$3,415	$2,607	$52

Weighted-average remaining service period	3.2 years	2.0 years	0.1 years

7. Earnings per Share

 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, restricted stock units, executive restricted stock awards, restricted stock awards for non-employee directors, and deferred stock units. The Company excluded the dilutive effect of its performance share awards and performance share units since the related performance conditions had not been satisfied for the thirteen weeks ended April 27, 2014 and April 28, 2013.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

7. Earnings per Share (continued)
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Net income available to common stockholders (numerator for basic and diluted earnings per share)	$16,571	$22,120

Weighted-average common shares outstanding (denominator for basic earnings per share)	48,266,742	48,159,785
Potential common shares outstanding:
Incremental shares from share-based awards	151,500	166,667
Weighted-average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,418,242	48,326,452

Basic and diluted earnings per share	$0.34	$0.46

For the thirteen weeks ended April 27, 2014 and April 28, 2013, there were approximately 527,000 and 325,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive.

8. Supplementary Balance Sheet Information

The following reflects supplementary balance sheet information for the Company's property and equipment, net and accrued liabilities at April 27, 2014 and January 26, 2014:

	April 27, 2014	January 26, 2014
Land	$2,846	$2,846
Buildings	72,612	61,338
Store fixtures and equipment	338,258	323,454
Leasehold improvements	229,574	218,359
Office furniture, fixtures and equipment	13,169	14,097
Automobiles	1,370	1,370
Construction in progress	22,392	32,654
Total property and equipment	680,221	654,118
Accumulated depreciation	(295,749)	(280,669)
Total property and equipment, net	$384,472	$373,449

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

8. Supplementary Balance Sheet Information (continued)

	April 27, 2014	January 26, 2014
Accrued compensation benefits	$26,028	$24,547
Accrued occupancy cost	8,638	8,716
Accrued income taxes payable	15,316	—
Other accrued taxes	5,015	4,193
Accrued construction and maintenance costs	7,764	9,939
Other accrued liabilities	17,731	16,299

Total accrued liabilities	$80,492	$63,694

9. Commitments and Contingencies

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
In assessing potential loss contingencies, the Company considers a number of factors, including those listed in FASB ASC 450-20, Contingencies - Loss Contingencies, regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict and the Company’s view of these matters may change as the litigation and events unfold over time. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.
The Company has been named in two lawsuits filed against it and other parties in South Carolina arising out of an incident in May 2011, in which certain outdoor candle products that were allegedly sold at certain of the Company's stores are alleged to have caused personal injury. The lawsuits seek damages from the Company, as well as from one or more manufacturers and sellers of these products. The Company believes it has defenses against these claims and will vigorously defend itself and pursue recovery from insurers and other third parties. The Company maintains insurance policies (subject to customary deductibles) for its defense costs and any liability resulting from the lawsuits, although one of the Company's umbrella carriers that sits above its primary general liability insurer has reserved its rights as to coverage. The manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy. The Company is unable to predict the outcome of the lawsuits or to estimate the amount of damages, if any, that may be awarded. If the Company is ultimately found liable in the lawsuits and insurance is not available, liability resulting from the lawsuits could have a material adverse effect on the Company's results of operations for the period or periods in which it is incurred.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

9. Commitments and Contingencies (continued)

The Company is party to a lawsuit that was filed against it in U.S. District Court in Connecticut alleging that the manner in which the Company implemented and applied the fluctuating workweek method for calculating overtime due to the Company's department managers violates the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which the Company uses the fluctuating workweek method of compensation. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend itself in this proceeding. At this time, the Company cannot predict whether the Court will certify a collective action, how it will rule on the merits of the claim, and/or the scope of potential loss in the event of an adverse outcome. Should the Company ultimately be found liable in this matter, its liability could have a material adverse effect on the Company's results of operations for the period or periods in which it is incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Fresh Market, Inc. is a specialty grocery retailer focused on creating an extraordinary food shopping experience for its customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of April 27, 2014, we operated 154 stores in 26 states across the United States.
We believe several key differentiating elements of our business have enabled us to execute our strategy profitably across our expanding store base. We believe that our differentiated shopping experience has helped us to expand our business primarily through favorable word-of-mouth publicity. Within our smaller-box format, we focus on higher-margin food categories and strive to deliver a more personal level of service and a more enjoyable shopping experience. Further, our smaller-box format is adaptable to different retail sites and configurations and has facilitated our successful growth. Additionally, we believe our disciplined, comprehensive approach to planning and merchandising and the support we provide our stores allow us to deliver a consistent shopping experience and strong financial performance across our store base.

How We Assess the Performance of Our Business
In assessing our performance, we consider a variety of performance and financial measures. The key measures that we assess to evaluate the performance of our business are set forth below.
Sales
Our sales comprise gross sales net of coupons, commissions and discounts.
The food retail industry and our sales are affected by general economic conditions and seasonality, as well as the factors discussed below, that affect our comparable store sales. Consumer purchases of specialty food products are particularly sensitive to a number of factors that influence the levels of consumer spending, including economic conditions, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. In addition, our business is seasonal and, as a result, our average weekly sales fluctuate during the year and are usually highest in the fiscal fourth quarter when customers make holiday purchases.
Comparable Store Sales
Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. We believe that comparability is achieved approximately fifteen months after opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. When a store is closed it is removed from comparable store sales in the period it is closed. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by our competitors.

Various factors may affect comparable store sales, including:

•	overall economic trends and conditions, including general price levels in the economy;

•	consumer confidence, preferences and buying trends;

•	our competition, including competitor store openings, remodels and closings near our stores;

•	our competitors expanding their offerings of premium/perishable products;

•	the pricing of our products, including the effects of inflation, deflation and our promotional activities which we evaluate and adjust in the ordinary course of our business;

•	the number of customer transactions at our stores;

•	our ability to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently;

•	our opening of new stores in the vicinity of our existing stores;

•	the number of stores we open, remodel or relocate in any period; and

•	severe or unfavorable weather conditions.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, and other corporate administrative costs. Share-based compensation expenses include those arising from grants made under our 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs associated with the opening of new stores and include store labor, travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.
Labor and corporate administrative costs generally decrease as a percentage of sales as a result of an increase in our sales. Accordingly, selling, general and administrative expenses as a percentage of sales are usually higher in lower volume quarters and lower in higher volume quarters. Store-level compensation costs are generally the largest component of our selling, general and administrative expenses. The components of our selling, general and administrative expenses may not be identical to those of our competitors. As a result, data in this Form 10-Q regarding our selling, general and administrative expenses may not be comparable to similar data made available by our competitors. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth.
Impairments and Store Closure Costs

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include a decision to close a store or negative operating cash flows. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. It is reasonably possible that an unexpected decline in sales or other factors may expose us to future impairment charges that could be material.
We record a reserve for future lease obligations associated with stores that have closed. The fair value of the lease liability is estimated using a discount rate to calculate the present value of the remaining noncancelable lease payments at the cease use date for the store, net of an estimate of subtenant income. Our expectations of potential subtenant income are based on various factors including our knowledge of the geographical area in which the closed store property is located and existing conditions. We also seek advice from local brokers and agents, commercial market value analysts, and third party fair value reports to develop our assumptions. Changes in market and economic conditions could cause us to change our assumptions and may require adjustments to the reserves.
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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended
	April 27, 2014		April 28, 2013
	(amounts in thousands, except share and per share amounts)
Consolidated Statements of Income Data (unaudited):
Sales	$431,002	100.0%	$366,626	100.0%
Cost of goods sold	282,836	65.6%	237,289	64.7%
Gross profit	148,166	34.4%	129,337	35.3%
Selling, general and administrative expenses	98,863	22.9%	81,478	22.2%
Store closure and exit costs	6,700	1.6%	140	0.0%
Depreciation	15,026	3.5%	12,335	3.4%
Income from operations	27,577	6.4%	35,384	9.7%
Interest expense	1,097	0.3%	244	0.1%
Income before provision for income taxes	26,480	6.1%	35,140	9.6%
Tax provision	9,909	2.3%	13,020	3.6%
Net income	$16,571	3.8%	$22,120	6.0%

Net income per share
Basic and diluted	$0.34		$0.46
Shares used in computation of net income per share:
Basic	48,266,742		48,159,785
Diluted	48,418,242		48,326,452
Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Other Operating Data (unaudited):
Number of stores at end of period	154	131
Comparable store sales growth (1)	2.5%	3.0%
Gross square footage at end of period (in thousands)	3,248	2,758
Average comparable store size (gross square feet) (2)	21,117	21,147
Comparable store sales per gross square foot during period (2)	$137	$137

(1)
Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. When a store is closed it is removed from comparable store sales in the period it is closed. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by our competitors.

(2)
Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period.

Items Impacting Comparability
Thirteen Weeks Ended April 27, 2014
Items impacting comparability between the thirteen weeks ended April 27, 2014 and the thirteen weeks ended April 28, 2013 include the following:

•
During the thirteen weeks ended April 27, 2014, a pre-tax charge of $7.0 million, or $0.09 per share after tax on a diluted basis, with $6.6 million recorded to the "Impairments and store closure costs" line item on the Consolidated Statements of Comprehensive Income in connection with the recognition of certain lease liabilities, severance, losses on the disposal of assets and other exit costs incurred with the closings of four stores. The remaining charges relate to the liquidation of inventory and are reflected on other line items of the Consolidated Statements of Comprehensive Income. As of April 27, 2014, we have vacated one of the four stores and plan to exit the remaining three locations during the second fiscal quarter of 2014.

Period to Period Comparisons

Thirteen Weeks Ended April 27, 2014 Compared to the Thirteen Weeks Ended April 28, 2013

Sales
Sales increased 17.6%, or $64.4 million, to $431.0 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013, resulting from a $9.0 million increase in comparable store sales and a $55.4 million increase in non-comparable store sales. There were 128 comparable stores and 26 non-comparable stores open at April 27, 2014.
Comparable store sales increased 2.5% to $368.3 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013. For the thirteen weeks ended April 27, 2014 comparable sales were driven by a 1.8% increase in the number of transactions and a 0.7% increase in the average transaction size as a result of promotional activity and the strength of the Easter holiday, partially offset by the impact of winter storms early in the quarter. Average customer transaction size for comparable stores increased to $32.05 for the thirteen weeks ended April 27, 2014, compared to $31.83 for the thirteen weeks ended April 28, 2013.

Gross Profit
Gross profit increased 14.6%, or $18.8 million, to $148.2 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013. The amount of the increase in gross profit attributable to increased sales was $22.7 million partially offset by a decrease of $3.9 million attributable to a decrease in the gross margin rate. The gross margin rate decreased 90 basis points to 34.4% for the thirteen weeks ended April 27, 2014, compared to 35.3% for the thirteen weeks ended April 28, 2013. The reduction in our gross margin rate reflects a decrease in our merchandise margins due to our decision to absorb some cost inflation, and favorable responses to sales promotions, which drove a slight increase in the percent of revenue sold on promotion, as well as a 30 basis point increase in occupancy expenses as a percentage of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 21.3%, or $17.4 million, to $98.9 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended April 27, 2014, store-level compensation expenses increased $12.2 million, other store operating expenses increased $2.4 million, pre-opening expenses increased $0.9 million, and corporate general and administrative expenses increased $1.9 million.
As a percentage of sales, selling, general and administrative expenses increased by 70 basis points to 22.9% for the thirteen weeks ended April 27, 2014, compared to 22.2% for the thirteen weeks ended April 28, 2013. The increase in selling, general and administrative expenses as a percentage of sales for the thirteen weeks ended April 27, 2014 was primarily related to an increase in store-level compensation expense at non-comparable stores. Additionally, pre-opening expenses increased 20 basis points due to the opening of seven new stores during the thirteen weeks ended April 27, 2014, compared to two new store openings during the thirteen weeks ended April 28, 2013. These expenses were partially offset by an improvement from corporate general and administrative expenses as a percentage of sales for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013.
Impairments and Store Closure Costs
Impairments and store closure costs for the thirteen weeks ended April 27, 2014 were $6.7 million, which included $6.6 million of store closure and exit costs related to four stores that closed during the thirteen weeks ended April 27, 2014. These costs included certain lease liabilities, severance, loss on disposal of assets, and other exit costs.
Depreciation Expense
Depreciation expense increased 21.8%, or $2.7 million, to $15.0 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013, principally due to store unit growth and the recognition of depreciation expense for certain store locations, which are recorded as capital and financing lease assets. Depreciation expense as a percentage of sales increased by 10 basis points to 3.5% for the thirteen weeks ended April 27, 2014, compared to 3.4% for the thirteen weeks ended April 28, 2013.
Income from Operations
Income from operations decreased 22.1%, or $7.8 million, to $27.6 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013. Income from operations as a percentage of sales for the thirteen weeks ended April 27, 2014 decreased 330 basis points to 6.4% from 9.7% for the thirteen weeks ended April 28, 2013. The decrease was primarily due to the 160 basis points related to the the closure of four stores, a reduction in gross margin rate, and increased selling, general, and administrative expenses as a percentage of sales for the thirteen weeks ended April 27, 2014 compared to the thirteen weeks ended April 28, 2013.

Interest Expense
Interest expense increased approximately $0.9 million to $1.1 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013. The increase was primarily attributable to $1.0 million of interest expense related to capital and financing lease obligations for the thirteen weeks ended April 27, 2014, compared to $0.2 million for the thirteen weeks ended April 28, 2013.

Income Tax Expense
Income taxes for the thirteen weeks ended April 27, 2014 resulted in an effective tax rate of approximately 37.4%, compared to approximately 37.1% for the thirteen weeks ended April 28, 2013.

Net Income
As a result of the foregoing, net income decreased 25.1%, or $5.5 million, to $16.6 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013. Net income as a percentage of sales for the thirteen weeks ended April 27, 2014 decreased to 3.8% from 6.0% for the thirteen weeks ended April 28, 2013. Net income was negatively affected by $7.0 million in pre-tax charges related to the closure and exit costs recognized with the closing of four stores during the thirteen weeks ended April 27, 2014.

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
At April 27, 2014, we had approximately $19.1 million in cash and cash equivalents and $153.4 million in borrowing availability under the 2011 Credit Facility.
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

A summary of our operating, investing and financing activities is shown in the following table:

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Net cash provided by operating activities	$56,170	$45,899
Net cash used in investing activities	(24,419)	(17,158)
Net cash used in financing activities	(24,378)	(26,461)
Net increase in cash and cash equivalents	$7,373	$2,280

Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, realized gain or loss on disposal of property and equipment, share-based compensation, changes in deferred income taxes, and the effect of changes in assets and liabilities.

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Net income	$16,571	$22,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,082	12,390
Loss (gain) on disposals of property and equipment	1,821	(43)
Share-based compensation	1,836	1,392
Excess tax shortfall (benefit) from share-based compensation	87	(16)
Deferred income taxes	(7,244)	380
Changes in assets and liabilities	28,017	9,676
Net cash provided by operating activities	$56,170	$45,899

Net cash provided by operating activities increased 22.4%, or $10.3 million, to $56.2 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013. The increase in net cash provided by operating activities was primarily due to timing differences for tax payments.

Investing Activities
Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Purchases of property and equipment	$(24,426)	$(17,219)
Proceeds from sales of property and equipment	7	61
Net cash used in investing activities	$(24,419)	$(17,158)

Capital expenditures increased 41.9%, or $7.2 million, to $24.4 million for the thirteen weeks ended April 27, 2014, compared to the thirteen weeks ended April 28, 2013. Capital expenditures related to new, remodeled or relocated stores totaled $22.6 million for the thirteen weeks ended April 27, 2014, compared to $14.1 million for the thirteen weeks ended April 28, 2013.
We plan to spend approximately $110.0 million to $130.0 million on capital expenditures during fiscal 2014, primarily related to new and remodeled stores.
We plan to open 23 to 24 new stores during fiscal 2014, seven of which have been opened as of April 27, 2014, and remodel 4 to 5 stores.

Financing Activities
Cash used in financing activities consists principally of borrowings and payments under the 2011 Credit Facility. We currently do not intend to pay cash dividends on our common stock.

	For the Thirteen Weeks Ended
	April 27, 2014	April 28, 2013
Borrowings on revolving credit facility	$94,033	$109,862
Payments made on revolving credit facility	(118,233)	(136,862)
Payments made on capital and financing lease obligations	(95)	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	51	55
Excess tax (shortfall) benefit from share-based compensation	(87)	16
Payments on withholding tax for restricted stock unit vesting	(141)	(66)
Proceeds from exercise of share-based compensation awards	94	534
Net cash used in financing activities	$(24,378)	$(26,461)

Net cash used in financing activities for the thirteen weeks ended April 27, 2014 decreased 7.9%, or $2.1 million to $24.4 million mostly due to a decrease in net payments on the 2011 Credit Facility compared to the thirteen weeks ended April 28, 2013. We reduced the 2011 Credit Facility balance by $24.2 million for the thirteen weeks ended April 27, 2014, compared to a reduction of $27.0 million for the thirteen weeks ended April 28, 2013.

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
The commitment fee calculated on the unused portions of the 2011 Credit Facility ranges from 0.20% to 0.35% per annum. As of April 27, 2014 and January 26, 2014, all outstanding borrowings bore interest at LIBOR plus an applicable margin.
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

We were in compliance with all debt covenants under the 2011 Credit Facility as of April 27, 2014.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at April 27, 2014 consisted of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations and lease obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the thirteen weeks ended April 27, 2014. For a more comprehensive discussion of our contractual obligations see "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.
Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, as we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an ongoing basis, management evaluates its estimates and judgments. Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include, accounting for inventories, accounting for impairment of long-lived assets, accounting for closed store reserves, accounting for leases, accounting for insurance reserves, accounting for income taxes and accounting for share-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies” in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.

Seasonality
The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.
Inflation
While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were moderate for the thirteen weeks ended April 27, 2014. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments. Our exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding our market risk position from the information provided under Part II, Item 7A in our Form 10-K for the fiscal year ended January 26, 2014.

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
Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of April 27, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen weeks ended April 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have been named in two lawsuits filed against us and other parties in South Carolina arising out of an incident in May 2011, in which certain outdoor candle products that were allegedly sold at certain of our stores are alleged to have caused personal injury. The lawsuits seek damages from us, as well as from one or more manufacturers and sellers of these products. We believe that we have defenses against these claims and we will vigorously defend ourselves and pursue recovery from insurers and other third parties. We maintain insurance policies (subject to customary deductibles) for our defense costs and any liability resulting from the lawsuits, although one of our umbrella carriers that sits above its primary general liability insurer has reserved its rights as to coverage. The manufacturers of the candle product and the fuel gel used in the candle have each filed for bankruptcy. We are unable to predict the outcome of the lawsuits or to estimate the amount of damages, if any, that may be awarded. If we are ultimately found liable in the lawsuits and insurance is not available, liability resulting from the lawsuits could have a material adverse effect on our results of operations for the period or periods in which it is incurred.
We are party to a lawsuit that was filed against us in U.S. District Court in Connecticut alleging that the manner in which we implemented and applied the fluctuating workweek method for calculating overtime due to our department managers violates the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which we use the fluctuating workweek method of compensation. We believe that the plaintiff's claims are without merit, and we intend to vigorously defend ourselves in this proceeding. At this time, we cannot predict whether the Court will certify a collective action, how it will rule on the merits of the claim, and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable in this matter, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three month period ended April 27, 2014:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total	Average	Purchased	that May Yet
	Number	Price	as Part of a	be
	of Shares	Paid Per	Publicly	Purchased
	Purchased	Share	Announced	under the
Period	(1)	($)	Program	Program

January 27, 2014 through February 26, 2014	—	—	—	—
February 27, 2014 through March 26, 2014	643	$34.18	—	—
March 27, 2014 through April 27, 2014	—	—	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to certain employees.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial information from the Company’s Quarterly Report on Form 10-Q, for the period ended April 27, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 4, 2014	THE FRESH MARKET, INC.

	By:	/s/ Jeffrey B. Short
Jeffrey B. Short
Vice President and Controller
(Principal Accounting Officer)