Form 10-Q
period 2014-07-27
Fresh Market, Inc.
filed 2014-09-04
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2014
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).    Yes  ☐    No ☒

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 26, 2014 was 48,420,999 shares.

The Fresh Market, Inc.

Form 10-Q
For the Thirteen and Twenty-Six Weeks Ended July 27, 2014

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The following are some of the factors that could cause actual future results to differ materially from those expressed in any forward-looking statements: changes in accounting estimates and assumptions and adjustments at the close of a fiscal quarter; unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including U.S. fiscal and monetary policy, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth, including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites and as between existing markets and newer markets; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; our requirement to impair recorded goodwill and other long-lived assets; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential and/or personal information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures, including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy, fuel and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business, and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

Part I. Financial Information

Item 1. Financial Statements
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	July 27, 2014	January 26, 2014
Assets
Current assets:
Cash and cash equivalents	$17,199	$11,745
Accounts receivable	9,876	11,098
Inventories	56,487	55,656
Prepaid expenses and other current assets	5,177	4,304
Income tax benefit	854	1,692
Deferred income taxes	6,976	3,267
Total current assets	96,569	87,762
Property and equipment, net	384,620	373,449
Deferred income taxes	553	—
Other assets	9,370	8,417
Total assets	$491,112	$469,628

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$44,921	$46,942
Accrued liabilities	67,050	63,694
Total current liabilities	111,971	110,636
Long-term debt	3,000	24,700
Capital and financing lease obligations	33,400	26,069
Closed store reserves	14,811	193
Deferred income taxes	—	12,017
Deferred rent	13,234	13,460
Deferred lease incentives	12,542	13,347
Other liabilities	14,280	12,941
Total noncurrent liabilities	91,267	102,727

Commitments and contingencies (Notes 2 and 9)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,290,239 and 48,260,804 shares issued and outstanding as of July 27, 2014 and January 26, 2014, respectively	483	483
Additional paid-in capital	116,677	113,029
Retained earnings	170,714	142,753
Total stockholders' equity	287,874	256,265
Total liabilities and stockholders' equity	$491,112	$469,628

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Sales	$422,227	$354,764	$853,229	$721,390
Cost of goods sold (exclusive of depreciation shown separately)	278,512	233,486	561,348	470,775
Gross profit	143,715	121,278	291,881	250,615

Operating expenses:
Selling, general and administrative expenses	99,404	82,526	198,267	164,004
Impairments and store closure costs	9,909	133	16,609	273
Depreciation	15,276	12,707	30,302	25,042
Income from operations	19,126	25,912	46,703	61,296
Interest expense	1,124	1,221	2,221	1,465
Income before provision for income taxes	18,002	24,691	44,482	59,831
Tax provision	6,612	9,057	16,521	22,077
Net income	$11,390	$15,634	$27,961	$37,754

Net income per share:
Basic and diluted	$0.24	$0.32	$0.58	$0.78

Weighted-average common shares outstanding:
Basic	48,282,994	48,196,427	48,274,868	48,178,106

Diluted	48,441,288	48,395,609	48,429,497	48,356,482

Comprehensive income:
Net income	$11,390	$15,634	$27,961	$37,754
Other comprehensive income	—	—	—	—

Total comprehensive income	$11,390	$15,634	$27,961	$37,754

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 27, 2013	48,144,620	$482	$105,431	$91,946	$197,859

Exercise of share-based awards	84,453	1	2,058	—	2,059
Issuance of common stock pursuant to restricted stock units	19,203	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	5,290	—	226	—	226
Vesting of restricted stock awards, non-employee directors	7,238	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(494)	—	(494)
Share-based compensation	—	—	5,239	—	5,239
Tax benefit related to exercise of share-based awards	—	—	569	—	569
Net income	—	—	—	50,807	50,807

Balance at January 26, 2014	48,260,804	$483	$113,029	$142,753	$256,265

Exercise of share-based awards	7,327	—	162	—	162
Issuance of common stock pursuant to restricted stock units	6,552	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	2,975	—	95	—	95
Vesting of restricted stock awards, non-employee directors	8,554	—	—	—	—
Vesting of executive restricted stock awards	4,027	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(155)	—	(155)
Share-based compensation	—	—	3,703	—	3,703
Tax shortfall related to exercise of share-based awards	—	—	(157)	—	(157)
Net income	—	—	—	27,961	27,961

Balance at July 27, 2014	48,290,239	$483	$116,677	$170,714	$287,874

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013
Operating activities
Net income	$27,961	$37,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,406	25,152
Loss on disposals of property and equipment	1,791	4
Share-based compensation	3,703	2,923
Excess tax shortfall (benefit) from share-based compensation	157	(171)
Deferred income taxes	(16,280)	408
Change in assets and liabilities:
Accounts receivable	1,222	457
Inventories	(831)	(542)
Prepaid expenses and other assets	(651)	(2,054)
Accounts payable	(2,021)	3,976
Closed store reserves	16,302	(295)
Accrued and other liabilities	6,454	2,044
Net cash provided by operating activities	68,213	69,656

Investing activities
Purchases of property and equipment	(40,363)	(51,650)
Proceeds from sale of property and equipment	92	70
Net cash used in investing activities	(40,271)	(51,580)

Financing activities
Borrowings on revolving credit facility	118,133	253,280
Payments made on revolving credit facility	(139,833)	(265,780)
Payments made on debt issuance costs	(441)	—
Payments made on capital and financing lease obligations	(292)	(35)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	95	115
Excess tax (shortfall) benefit from share-based compensation	(157)	171
Payments on withholding tax for restricted stock unit vesting	(155)	(72)
Proceeds from exercise of share-based compensation awards	162	1,481
Net cash used in financing activities	(22,488)	(10,840)

Net increase in cash and cash equivalents	5,454	7,236
Cash and cash equivalents at beginning of period	11,745	8,737

Cash and cash equivalents at end of period	$17,199	$15,973

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,147	$291

Cash paid during the period for taxes	$32,304	$32,113

Non-cash investing and financing activities:
Property and equipment acquired through capital and financing lease obligations during the period	$5,896	$35,377

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
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in January. Fiscal years 2014 and 2013 are 52-week fiscal years and each fiscal quarter consists of 13 weeks.
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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Perishable	67.1%	67.0%	66.0%	66.4%
Non-perishable	32.9%	33.0%	34.0%	33.6%

Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), to change the criteria for determining which disposals can be presented as discontinued operations and enhance the related disclosure requirements. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. Upon adoption of this standard, the Company will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. The Company will make the additional disclosures upon adoption, and it does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

1. Summary of Significant Accounting Policies (continued)
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). The guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for annual reporting periods and interim periods within those annual reporting periods beginning after December 15, 2015 with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

2. Long-Term Debt

Long-term debt is as follows:

	July 27, 2014	January 26, 2014
Unsecured revolving credit note, with maximum available borrowings of $175,000 at July 27, 2014 and January 26, 2014, interest payable monthly at one-month LIBOR plus a margin, with a total stated annual interest rate of 1.1% and 1.4% as of July 27, 2014 and January 26, 2014, respectively	$3,000	$24,700
On June 12, 2014, the Company entered into an unsecured revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto (the “2014 Credit Agreement”). The 2014 Credit Agreement refinanced and replaced the Company's senior unsecured revolving credit facility under that certain Credit Agreement dated February 22, 2011, by and among the Company, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement was terminated effective June 12, 2014 upon the Company entering into the 2014 Credit Agreement.
The 2014 Credit Agreement matures June 12, 2019 and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions and issuance of letters of credit. While the Company currently has no material domestic subsidiaries, other entities will guarantee its obligations under the 2014 Credit Agreement if and when they become material domestic subsidiaries of the Company during the term of the 2014 Credit Agreement.
The 2014 Credit Agreement provides for total borrowings of up to $175,000. Under the terms of the 2014 Credit Agreement, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $100,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lenders to become a party to the 2014 Credit Agreement, subject to the approval of the Administrative Agent. The 2014 Credit Agreement includes a letter of credit sublimit of $60,000, of which $21,097 was outstanding at July 27, 2014, and the 2011 Credit Agreement included a letter of credit sublimit of $25,000, of which $13,667 was outstanding at January 26, 2014. The beneficiaries of these letters of credit are primarily the Company’s workers’ compensation and general liability insurance carriers. The 2014 Credit Agreement also includes a swing line sublimit of $15,000.
At the Company’s option, revolving loans under the 2014 Credit Agreement bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 0.90% to 2.00%, (ii) the Eurodollar rate plus an applicable margin that ranges from 0.90% to 2.00%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.00%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of July 27, 2014 and January 26, 2014, all outstanding borrowings bore interest at LIBOR plus an applicable margin. The “applicable margins” described above are determined by a schedule based on the Company’s ratio of (a) Adjusted Funded Debt (as defined in the 2014 Credit Agreement) minus certain cash and cash equivalents in excess of$5,000 as of the end of each fiscal quarter to (b) Consolidated EBITDAR (as defined in the 2014 Credit Agreement) for the period consisting of the four fiscal quarters then ending.
The commitment fee calculated on the unused portions of the 2014 Credit Agreement ranges from 0.125% to 0.250% per annum.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

2. Long-Term Debt (continued)
The 2014 Credit Agreement contains a number of affirmative and restrictive covenants, including limitations on the Company's ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

3. Fair Value Measurements
The FASB ASC 820, Fair Value Measurements, requires fair value measurements to be classified and disclosed in one of the following pricing categories:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 - Observable inputs other than quoted prices in active markets for identical assets or liabilities.

•	Level 3 - Unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.
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
Nonrecurring Fair Value Measurements
Certain assets are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company recorded lease obligation costs as a nonrecurring fair value measurement in connection with its store closure costs for the thirteen and twenty-six weeks ended July 27, 2014. The Company did not record any other nonrecurring fair value measurements during the thirteen and twenty-six weeks ended July 27, 2014.
4. Impairments and Store Closure Costs
Store Closure Costs
During the twenty-six weeks ended July 27, 2014, the Company closed four stores and recorded charges primarily consisting of certain lease obligations, severance costs, and losses on the disposal of assets associated with the closed stores. The Company expects to incur approximately $16,000 in store closure and exit costs in fiscal 2014 relating to these stores. The expected store closure and exit costs are net of an estimated gain due to the Company's assignment of a capital lease and the derecognition of the corresponding capital lease asset and obligation, which occurred subsequent to the twenty-six weeks ended July 27, 2014. Total expected costs are subject to change in future periods based on revisions to assumptions and estimates.
The Company incurred approximately $9,800 in store closure and exit costs during the thirteen weeks ended July 27, 2014 for the four stores closed in March 2014. These costs were recorded to the "Impairments and store closure costs" line item on the accompanying Consolidated Statements of Comprehensive Income. The Company incurred approximately $16,800 in store closure and exit costs during the twenty-six weeks ended July 27, 2014 for the four closed stores, with approximately $16,400 recorded to the "Impairments and store closure costs" line item and approximately $400 for the liquidation of inventory recorded to other line items on the accompanying Consolidated Statements of Comprehensive Income. The remaining store closure and exit costs were not material for any period presented.
Store closure costs for the thirteen and twenty-six weeks ended July 27, 2014 and July 28, 2013 were as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Lease obligation costs	$9,422	$127	$13,341	$259
Employee and severance costs	17	—	767	—
(Gain) loss on disposal of assets	(43)	—	1,754	—
Other charges	513	6	747	14
	$9,909	$133	$16,609	$273

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

4. Impairments and Store Closure Costs (continued)
Closed Store Reserves
Closed store reserves include amounts for occupancy costs related to closed stores as of the cease use date, which represent the present value of the remaining non-cancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income. During the twenty-six weeks ended July 27, 2014, three stores met the cease use requirements for recording a reserve for occupancy costs. One of the previously announced four closed stores is accounted for as a capital lease, therefore, no additional obligation for occupancy costs was required. Closed store reserves of $3,304 and $1,619 are included in "Accrued liabilities" and $14,811 and $193 are included in "Closed store reserves," on the Consolidated Balance Sheet at July 27, 2014 and January 26, 2014, respectively.
Activity for the closed store reserve for the twenty-six weeks ended July 27, 2014 and for the fifty-two weeks ended January 26, 2014 was as follows:

	For the Twenty-Six Weeks Ended	For the Fifty-Two Weeks Ended
	July 27, 2014	January 26, 2014
Beginning balance	$1,812	$1,982
Additions and adjustments	16,918	656
Payments	(615)	(826)
Ending balance	$18,115	$1,812

5. Employee Benefits
Long-Term Cash Incentive Program
In March 2012, the Company adopted The Fresh Market, Inc. Long-Term Cash Incentive Program for Select Employees (the “Program”), in which the Company’s executive officers do not participate. The purpose of the Program is to provide incentives and reward employees for achieving specified performance goals over a performance period.
Under the Program, the Company grants awards, which entitle participants to receive cash bonuses based upon the Company’s achievement of specified performance goals encompassing a three-year fiscal performance period. The Company granted awards under the Program to its participants during the twenty-six weeks ended July 27, 2014 and July 28, 2013. At the end of each reporting period, the Company evaluates the potential amount of the awards payable based on the estimated level of its performance. These awards are expensed over the respective performance period on a straight-line basis. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in the probability of meeting performance goals.
Each participant receives a percentage of the applicable target amount for the performance period based on achievement of the performance goals. The Program’s award payouts vary based on the level of achievement of the performance goals and can range from 33% to 150% for awards granted in fiscal years 2012 and 2013 and 33% to 170% for awards granted in fiscal 2014. Each participant is entitled to a minimum of one-third of the target amount, which will be paid in three annual payments over the three-year vesting period. At the end of the three-year period, each participant is eligible for a final payout based upon the Company’s specific measurement criteria. There will be no additional payout unless the threshold for the applicable performance goal is reached, and the participant must be employed by the Company at the end of the performance period to be eligible for payment of an award.
Based on the expected level of achievement of the performance goals as of the respective balance sheet dates, the Company recorded expense of $209 and $155 for the thirteen weeks ended July 27, 2014 and July 28, 2013, respectively, and an expense of $419 and $523 for the twenty-six weeks ended July 27, 2014 and July 28, 2013, respectively.

6. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. As of July 27, 2014, approximately 1,900,000 shares of the Company’s common stock were available for share-based awards.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Share-based Compensation (continued)
Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income. Total share-based compensation was comprised of the following:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Stock options	$900	$728	$1,807	$1,444
Restricted stock units	407	269	849	581
Executive restricted stock awards	316	277	634	387
Restricted stock awards, non-employee directors	105	106	210	211
Performance share awards	—	30	—	134
Performance share units	131	109	175	154
Other share based-awards	8	12	28	12
	$1,867	$1,531	$3,703	$2,923

The following table summarizes option activity under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (in thousands) for the twenty-six weeks ended July 27, 2014:

Balance at January 26, 2014	764
Options granted	244
Options exercised	(7)
Options expired	(1)
Options forfeited	(4)

Balance at July 27, 2014	996

Total remaining unearned compensation costs	$5,518

Weighted-average remaining service period	2.6 years
The following table summarizes the activity for the twenty-six weeks ended July 27, 2014 for the Company's existing restricted stock unit program, executive restricted stock award program and restricted stock award program for non-employee directors (in thousands):

	Restricted Stock Units	Executive Restricted Stock Awards	Restricted Stock Awards, Non-Employee Directors
Balance at January 26, 2014	70	92	10
Granted	68	—	13
Vested	(10)	(4)	(10)
Forfeited	(2)	—	—
Balance at July 27, 2014	126	88	13

Total remaining unearned compensation costs	$3,081	$2,312	$352

Weighted-average remaining service period	3.1 years	1.8 years	0.9 years

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

7. Earnings per Share
 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, restricted stock units, executive restricted stock awards, restricted stock awards for non-employee directors and deferred stock units. The Company excluded the dilutive effect of its performance share awards and performance share units since the related performance conditions had not been satisfied for the thirteen and twenty-six weeks ended July 27, 2014 and July 28, 2013.
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Net income available to common stockholders (numerator for basic and diluted earnings per share)	$11,390	$15,634	$27,961	$37,754

Weighted-average common shares outstanding (denominator for basic earnings per share)	48,282,994	48,196,427	48,274,868	48,178,106
Potential common shares outstanding:
Incremental shares from share-based awards	158,294	199,182	154,629	178,376
Weighted-average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,441,288	48,395,609	48,429,497	48,356,482

Basic and diluted earnings per share	$0.24	$0.32	$0.58	$0.78

For the thirteen weeks ended July 27, 2014 and July 28, 2013, there were approximately 674,000 and 302,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive. For the twenty-six weeks ended July 27, 2014 and July 28, 2013, there were approximately 598,000 and 327,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive.

8. Supplementary Balance Sheet Information

The following table reflects supplementary balance sheet information for the Company's property and equipment, net at July 27, 2014 and January 26, 2014:

	July 27, 2014	January 26, 2014
Land	$2,800	$2,846
Buildings	72,785	61,338
Store fixtures and equipment	346,232	323,454
Leasehold improvements	235,302	218,359
Office furniture, fixtures and equipment	13,330	14,097
Automobiles	1,370	1,370
Construction in progress	22,963	32,654
Total property and equipment	694,782	654,118
Accumulated depreciation	(310,162)	(280,669)
Total property and equipment, net	$384,620	$373,449

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

8. Supplementary Balance Sheet Information (continued)
The following table reflects supplementary balance sheet information for the Company's accrued liabilities at July 27, 2014 and January 26, 2014:

	July 27, 2014	January 26, 2014
Accrued compensation benefits	$29,619	$24,547
Accrued occupancy cost	8,645	8,716
Other accrued taxes	4,769	4,193
Accrued construction and maintenance costs	7,002	9,939
Other accrued liabilities	17,015	16,299

Total accrued liabilities	$67,050	$63,694

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
The Company has been named in two lawsuits filed against it and other parties in South Carolina arising out of an incident in May 2011, in which certain outdoor candle products that were allegedly sold at certain of the Company's stores are alleged to have caused personal injury.  Subsequent to July 27, 2014, the Company and the plaintiffs in the two lawsuits resolved all claims between the parties arising out of or related to the incident and the claims against the Company in the two lawsuits will be dismissed.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Fresh Market, Inc. is a growing specialty grocery retailer focused on creating an extraordinary food shopping experience for its customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of July 27, 2014, we operated 158 stores in 26 states across the United States.
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
Impairments and Store Closure Costs

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include a decision to close a store or negative operating cash flows. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. An unexpected decline in sales or other factors could expose us to future impairment charges that could be material.
We record a reserve for future lease obligations associated with stores that have closed. The fair value of the lease liability is estimated using a discount rate to calculate the present value of the remaining noncancelable lease payments at the cease use date for the store, net of an estimate of subtenant income. Our expectations of potential subtenant income are based on various factors including our knowledge of the geographical area in which the closed store property is located, the remaining lease term and existing conditions. We also seek advice from local brokers and agents, commercial market value analysts, and third-party fair value reports to develop our assumptions. Changes in market and economic conditions could cause us to change our assumptions and may require adjustments to the reserves.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 27, 2014		July 28, 2013		July 27, 2014		July 28, 2013
	(amounts in thousands, except share and per share amounts)
Consolidated Statements of Income Data (unaudited):
Sales	$422,227	100.0%	$354,764	100.0%	$853,229	100.0%	$721,390	100.0%
Cost of goods sold	278,512	66.0%	233,486	65.8%	561,348	65.8%	470,775	65.3%
Gross profit	143,715	34.0%	121,278	34.2%	291,881	34.2%	250,615	34.7%
Selling, general and administrative expenses	99,404	23.5%	82,526	23.3%	198,267	23.2%	164,004	22.7%
Impairments and store closure costs	9,909	2.3%	133	0.0%	16,609	1.9%	273	0.0%
Depreciation	15,276	3.6%	12,707	3.6%	30,302	3.6%	25,042	3.5%
Income from operations	19,126	4.5%	25,912	7.3%	46,703	5.5%	61,296	8.5%
Interest expense	1,124	0.3%	1,221	0.3%	2,221	0.3%	1,465	0.2%
Income before provision for income taxes	18,002	4.3%	24,691	7.0%	44,482	5.2%	59,831	8.3%
Tax provision	6,612	1.6%	9,057	2.6%	16,521	1.9%	22,077	3.1%
Net income	$11,390	2.7%	$15,634	4.4%	$27,961	3.3%	$37,754	5.2%

Net income per share
Basic and diluted	$0.24		$0.32		$0.58		$0.78
Shares used in computation of net income per share:
Basic	48,282,994		48,196,427		48,274,868		48,178,106
Diluted	48,441,288		48,395,609		48,429,497		48,356,482
Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013	July 27, 2014	July 28, 2013
Other Operating Data (unaudited):
Number of stores at end of period	158	136	158	136
Comparable store sales growth (1)	2.9%	3.4%	2.7%	3.2%
Gross square footage at end of period (in thousands)	3,333	2,854	3,333	2,854
Average comparable store size (gross square feet) (2)	21,101	21,083	21,109	21,114
Comparable store sales per gross square foot during period (2)	$131	$131	$268	$267

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

Items Impacting Comparability
Thirteen Weeks Ended July 27, 2014
Items impacting comparability between the thirteen weeks ended July 27, 2014 and the thirteen weeks ended July 28, 2013 include the following:

•
During the thirteen weeks ended July 27, 2014, we recorded a pre-tax charge of $9.8 million, or $0.13 per share after tax on a diluted basis, to the "Impairments and store closure costs" line item on the accompanying Consolidated Statements of Comprehensive Income in connection with the recognition of certain lease liabilities and other exit costs incurred with the closing of four stores.

Twenty-Six Weeks Ended July 27, 2014
Items impacting comparability between the twenty-six weeks ended July 27, 2014 and the twenty-six weeks ended July 28, 2013 include the following:

•
During the twenty-six weeks ended July 27, 2014, we recorded a pre-tax charge of $16.8 million, or $0.22 per share after tax on a diluted basis, with $16.4 million recorded to the "Impairments and store closure costs" line item on the accompanying Consolidated Statements of Comprehensive Income in connection with the recognition of certain lease liabilities, severance, losses on the disposal of assets and other exit costs incurred with the closing of four stores. The remaining charges relate to the liquidation of inventory and are reflected on other line items on the accompanying Consolidated Statements of Comprehensive Income.

Period to Period Comparisons

Thirteen Weeks Ended July 27, 2014 Compared to the Thirteen Weeks Ended July 28, 2013

Sales
Sales increased 19.0%, or $67.5 million, to $422.2 million for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013, resulting from a $10.2 million increase in comparable store sales and a $57.3 million increase in non-comparable store sales. There were 130 comparable stores and 28 non-comparable stores open at July 27, 2014.
Comparable store sales increased 2.9% to $357.3 million for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013. For the thirteen weeks ended July 27, 2014, comparable sales were driven by a 2.7% increase in the number of transactions and a 0.2% increase in the average transaction size. Average customer transaction size for comparable stores increased to $31.43 for the thirteen weeks ended July 27, 2014, compared to $31.37 for the thirteen weeks ended July 28, 2013.
Gross Profit
Gross profit increased 18.5%, or $22.4 million, to $143.7 million for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013. The amount of the increase in gross profit attributable to increased sales was $23.0 million partially offset by a decrease of $0.6 million attributable to a decrease in the gross margin rate. The gross margin rate decreased 20 basis points to 34.0% for the thirteen weeks ended July 27, 2014, compared to 34.2% for the thirteen weeks ended

July 28, 2013. The slight decrease in the gross margin rate reflects higher occupancy costs and LIFO expense associated with the continuation of product cost inflation, partially offset by an increase in merchandise margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 20.5%, or $16.9 million, to $99.4 million for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended July 27, 2014, store-level compensation expenses increased $13.9 million, other store operating expenses increased $2.5 million, corporate general and administrative expense increased $0.8 million, and pre-opening expenses decreased $0.4 million.
As a percentage of sales, selling, general and administrative expenses increased by 20 basis points to 23.5% for the thirteen weeks ended July 27, 2014, compared to 23.3% for the thirteen weeks ended July 28, 2013. The increase in selling, general and administrative expenses as a percentage of sales for the thirteen weeks ended July 27, 2014 was primarily related to an increase in store-level compensation expense at non-comparable stores and benefit expenses. These expenses were partially offset by an improvement from corporate general and administrative expenses and lower new store pre-opening expenses as a percentage of sales for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013.
Impairments and Store Closure Costs
Impairments and store closure costs for the thirteen weeks ended July 27, 2014 were $9.9 million, of which $9.8 million related to expenses for the four stores that closed in March 2014. These costs primarily include certain lease liabilities accruals and other exit costs.
Depreciation Expense
Depreciation expense increased 20.2%, or $2.6 million, to $15.3 million for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013, principally due to store unit growth. Depreciation expense as a percentage of sales remained flat at 3.6% for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013.
Income from Operations
Income from operations decreased 26.2%, or $6.8 million, to $19.1 million for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013. Income from operations as a percentage of sales for the thirteen weeks ended July 27, 2014 decreased to 4.5% from 7.3% for the thirteen weeks ended July 28, 2013. The decrease was primarily due to the 230 basis points related to store closure and exit costs for the four stores closed in March 2014, a slight reduction in gross margin rate, and the increased selling, general, and administrative expenses as a percentage of sales for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013.

Interest Expense
Interest expense decreased approximately $0.1 million to $1.1 million for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013.

Income Tax Expense
Income taxes for the thirteen weeks ended July 27, 2014 resulted in an effective tax rate of approximately 36.7%, which remained flat to the income tax rate for the thirteen weeks ended July 28, 2013.

Net Income
As a result of the foregoing, net income decreased 27.1%, or $4.2 million, to $11.4 million for the thirteen weeks ended July 27, 2014, compared to the thirteen weeks ended July 28, 2013. Net income as a percentage of sales for the thirteen weeks ended July 27, 2014 decreased to 2.7% from 4.4% for the thirteen weeks ended July 28, 2013. Net income was negatively affected by $9.8 million in pre-tax charges related to the store closure and exit costs recognized during the thirteen weeks ended July 27, 2014 due to the closing of four stores in March 2014.

Twenty-Six Weeks Ended July 27, 2014 Compared to the Twenty-Six Weeks Ended July 28, 2013

Sales
Sales increased 18.3%, or $131.8 million, to $853.2 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013, resulting from a $19.2 million increase in comparable store sales and a $112.6 million increase in non-comparable store sales. There were 130 comparable stores and 28 non-comparable stores open at July 27, 2014.
Comparable store sales increased 2.7% to $725.6 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013. For the twenty-six weeks ended July 27, 2014, comparable sales were driven by a 2.3% increase in the number of transactions and a 0.4% increase in the average transaction size. Average customer transaction size for comparable stores increased to $31.74 for the twenty-six weeks ended July 27, 2014, compared to $31.60 for the twenty-six weeks ended July 28, 2013.
Gross Profit
Gross profit increased 16.5%, or $41.3 million, to $291.9 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013. The amount of the increase in gross profit attributable to increased sales was $45.8 million partially offset by a decrease of $4.5 million attributable to a decrease in the gross margin rate. The gross margin rate decreased 50 basis points to 34.2% for the twenty-six weeks ended July 27, 2014, compared to 34.7% for the twenty-six weeks ended July 28, 2013. The reduction in our gross margin rate reflects a decrease in our merchandise margins due to our decision to absorb some cost inflation, as well as a 20 basis point increase in occupancy expenses as a percentage of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 20.9%, or $34.3 million, to $198.3 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the twenty-six weeks ended July 27, 2014, store-level compensation expenses increased $26.0 million, other store operating expenses increased $4.9 million, pre-opening expenses increased approximately $0.5 million, and corporate general and administrative expenses increased $2.6 million.
As a percentage of sales, selling, general and administrative expenses increased by 50 basis points to 23.2% for the twenty-six weeks ended July 27, 2014, compared to 22.7% for the twenty-six weeks ended July 28, 2013. The increase in selling, general and administrative expenses as a percentage of sales for the twenty-six weeks ended July 27, 2014 was primarily related to an increase in store-level compensation expense at non-comparable stores. These expenses were partially offset by an improvement from corporate general and administrative expenses as a percentage of sales for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013.
Impairments and Store Closure Costs
Impairments and store closure costs for the twenty-six weeks ended July 27, 2014 were $16.6 million, which included $16.4 million of store closure and exit costs related to four stores that we closed in March 2014. These costs included certain lease liabilities, severance, loss on disposal of assets, and other exit costs.
Depreciation Expense
Depreciation expense increased 21.0%, or $5.3 million, to $30.3 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013, principally due to store unit growth and the recognition of depreciation expense for certain store locations, which are recorded as capital and financing lease assets. Depreciation expense as a percentage of sales increased by 10 basis points to 3.6% for the twenty-six weeks ended July 27, 2014, compared to 3.5% for the twenty-six weeks ended July 28, 2013.
Income from Operations
Income from operations decreased 23.8%, or $14.6 million, to $46.7 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013. Income from operations as a percentage of sales for the twenty-six weeks ended July 27, 2014 decreased 300 basis points to 5.5% from 8.5% for the twenty-six weeks ended July 28, 2013. The decrease was primarily due to the 190 basis points related to the closure of four stores, a reduction in gross margin rate, and the increased selling, general and administrative expenses as a percentage of sales for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013.

Interest Expense
Interest expense increased approximately $0.7 million to $2.2 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013. The increase was attributable to interest expense related to capital and financing lease obligations for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013.

Income Tax Expense
Income taxes for the twenty-six weeks ended July 27, 2014 resulted in an effective tax rate of approximately 37.1%, compared to approximately 36.9% for the twenty-six weeks ended July 28, 2013.

Net Income
As a result of the foregoing, net income decreased 25.9%, or $9.8 million, to $28.0 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013. Net income as a percentage of sales for the twenty-six weeks ended July 27, 2014 decreased to 3.3% from 5.2% for the twenty-six weeks ended July 28, 2013. Net income was negatively affected by $16.8 million in pre-tax charges related to the store closure and exit costs recognized with the closing of four stores during the twenty-six weeks ended July 27, 2014.

Liquidity and Capital Resources
Our primary sources of liquidity are cash generated from operations and borrowings under the 2014 Credit Agreement. Our primary uses of cash are purchases of inventory, operating expenses, capital expenditures primarily for opening new stores and relocating and remodeling existing stores, debt service and corporate taxes. We believe that the cash generated from operations, together with the borrowing availability under the 2014 Credit Agreement, will be sufficient to meet our working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores and relocating and remodeling existing stores and other strategic initiatives. These strategic initiatives include the replacement of store equipment and product display fixtures, investments in information technology and merchandising enhancements. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale.
At July 27, 2014, we had approximately $17.2 million in cash and cash equivalents and $150.9 million in borrowing availability under the 2014 Credit Agreement.
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
A summary of our operating, investing and financing activities for the twenty-six weeks ended July 27, 2014 and July 28, 2013 is shown in the following table:

	For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013
Net cash provided by operating activities	$68,213	$69,656
Net cash used in investing activities	(40,271)	(51,580)
Net cash used in financing activities	(22,488)	(10,840)
Net increase in cash and cash equivalents	$5,454	$7,236

Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, realized gain or loss on disposal of property and equipment, share-based compensation, changes in deferred income taxes, and the effect of changes in assets and liabilities.

	For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013
Net income	$27,961	$37,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,406	25,152
Loss on disposals of property and equipment	1,791	4
Share-based compensation	3,703	2,923
Excess tax shortfall (benefit) from share-based compensation	157	(171)
Deferred income taxes	(16,280)	408
Changes in assets and liabilities	20,475	3,586
Net cash provided by operating activities	$68,213	$69,656

Net cash provided by operating activities decreased 2.1%, or $1.4 million, to $68.2 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013. The decrease in net cash provided by operating activities was primarily due to the timing of various working capital items.

Investing Activities
Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013
Purchases of property and equipment	$(40,363)	$(51,650)
Proceeds from sale of property and equipment	92	70
Net cash used in investing activities	$(40,271)	$(51,580)

Capital expenditures decreased 21.9%, or $11.3 million, to $40.4 million for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013. The decrease is related to a reduced average cost of new store construction and a slight decrease in the number of store construction projects for the twenty-six weeks ended July 27, 2014, compared to the twenty-six weeks ended July 28, 2013. Capital expenditures related to new, remodeled or relocated stores totaled $37.1 million for the twenty-six weeks ended July 27, 2014, compared to $46.7 million for the twenty-six weeks ended July 28, 2013.
We plan to spend approximately $100.0 million to $115.0 million on capital expenditures during fiscal 2014, primarily related to new and remodeled stores.
We plan to open 22 new stores during fiscal 2014, 11 of which had been opened as of July 27, 2014, and remodel 4 to 5 stores.

Financing Activities
Cash used in financing activities consists primarily of borrowings and payments under the 2014 Credit Agreement. We currently do not intend to pay cash dividends on our common stock.

	For the Twenty-Six Weeks Ended
	July 27, 2014	July 28, 2013
Borrowings on revolving credit facility	$118,133	$253,280
Payments made on revolving credit facility	(139,833)	(265,780)
Payments made on debt issuance costs	(441)	—
Payments made on capital and financing lease obligations	(292)	(35)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	95	115
Excess tax (shortfall) benefit from share-based compensation	(157)	171
Payments on withholding tax for restricted stock unit vesting	(155)	(72)
Proceeds from exercise of share-based compensation awards	162	1,481
Net cash used in financing activities	$(22,488)	$(10,840)

Net cash used in financing activities for the twenty-six weeks ended July 27, 2014 increased 107.5%, or $11.6 million, to $22.5 million, mostly due to an increase in net payments on our unsecured revolving credit agreement compared, to the twenty-six weeks ended July 28, 2013. We reduced our credit agreement balance by $21.7 million for the twenty-six weeks ended July 27, 2014, compared to a reduction of $12.5 million for the twenty-six weeks ended July 28, 2013.

Revolving Credit Agreement
On June 12, 2014, we entered into an unsecured revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto (the “2014 Credit Agreement”). The 2014 Credit Agreement refinanced and replaced our senior unsecured revolving credit facility under that certain Credit Agreement dated February 22, 2011, by and among us, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement was terminated effective June 12, 2014 upon our entering into the 2014 Credit agreement.
The 2014 Credit Agreement matures June 12, 2019 and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions and issuance of letters of credit. While we currently have no material domestic subsidiaries, other entities will guarantee our obligations under the 2014 Credit Agreement if and when they become our material domestic subsidiaries during the term of the 2014 Credit Agreement.
The 2014 Credit Agreement provides for total borrowings of up to $175.0 million. Under the terms of the 2014 Credit Agreement, we are entitled to request an increase in the size of the facility by an amount not exceeding $100.0 million in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, we may designate one or more other lenders to become a party to the 2014 Credit Agreement, subject to the approval of the Administrative Agent. The 2014 Credit Agreement includes a letter of credit sublimit of $60.0 million and a swing line sublimit of $15.0 million.
At our option, revolving loans under the 2014 Credit Agreement bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 0.90% to 2.00%, (ii) the Eurodollar rate plus an applicable margin that ranges from 0.90% to 2.00%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.00%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of July 27, 2014 and January 26, 2014, all outstanding borrowings bore interest at LIBOR plus an applicable margin. The “applicable margins” described above are determined by a schedule based on our ratio of (a) Adjusted Funded Debt (as defined in the 2014 Credit Agreement) minus certain cash and cash equivalents in excess of $5.0 million as of the end of each fiscal quarter to (b) Consolidated EBITDAR (as defined in the 2014 Credit Agreement) for the period consisting of the four fiscal quarters then ending.
The commitment fee calculated on the unused portions of the 2014 Credit Agreement ranges from 0.125% to 0.250% per annum.

The 2014 Credit Agreement contains a number of affirmative and restrictive covenants, including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.
In addition, the 2014 Credit Agreement provides that we are required to maintain the following financial ratios:

•
a consolidated maximum leverage ratio as of the end of any fiscal quarter of not more than 4.25 to 1.00, based upon the ratio of (i) Adjusted Funded Debt (as defined in the 2014 Credit Agreement) minus certain cash and cash equivalents in excess of $5.0 million as of the end of each fiscal quarter to (ii) Consolidated EBITDAR (as defined in the 2014 Credit Agreement) for the period consisting of the four fiscal quarters then ending, and

•
a consolidated fixed charge coverage ratio as of the end of each fiscal quarter of not less than 1.70 to 1.00, based upon the ratio of (i) Consolidated EBITDAR (as defined in the 2014 Credit Agreement) less cash taxes paid and dividends and other distributions made in respect of capital stock, in each case, over the period consisting of the four fiscal quarters then ending to (ii) the sum of cash interest, lease, rent and scheduled principal payments on Funded Debt (as defined in the 2014 Credit Agreement), in each case, over the period consisting of the four fiscal quarters then ending.

The 2014 Credit Agreement contains customary events of default. If an Event of Default (as defined in the 2014 Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the 2014 Credit Agreement, amounts outstanding under the 2014 Credit Agreement may be accelerated and may become or be declared immediately due and payable.
We were in compliance with all debt covenants under the 2014 Credit Agreement as of July 27, 2014.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at July 27, 2014 consisted of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations and lease obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the twenty-six weeks ended July 27, 2014. For a more comprehensive discussion of our contractual obligations see "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.
Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, as we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an ongoing basis, management evaluates its estimates and judgments. Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include accounting for inventories, impairment of long-lived assets, closed store reserves, leases, insurance reserves, taxes and share-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies” in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.
Seasonality
The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.
Inflation
While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were moderate for the thirteen and twenty-six weeks ended July 27, 2014. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments. Our exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding our market risk position from the information provided under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of July 27, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen and twenty-six weeks ended July 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have been named in two lawsuits filed against us and other parties in South Carolina arising out of an incident in May 2011, in which certain outdoor candle products that were allegedly sold at certain of our stores are alleged to have caused personal injury. Subsequent to July 27, 2014, we and the plaintiffs in the two lawsuits resolved all claims between the parties arising out of or related to the incident and the claims against us in the two lawsuits will be dismissed.
We are party to a lawsuit that was filed against us in U.S. District Court in Connecticut alleging that the manner in which we implemented and applied the fluctuating workweek method for calculating overtime due to our department managers violates the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which we use the fluctuating workweek method of compensation. We believe that the plaintiff's claims are without merit and intend to vigorously defend ourselves in this proceeding. At this time, we cannot predict whether the Court will certify a collective action, how it will rule on the merits of the claim, and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable in this matter, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three-month period ended July 27, 2014:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total	Average	Purchased	that May Yet
	Number	Price	as Part of a	be
	of Shares	Paid Per	Publicly	Purchased
	Purchased	Share	Announced	under the
Period	(1)	($)	Program	Program

April 28, 2014 through May 28, 2014	—	—	—	—
May 29, 2014 through June 28, 2014	138	$32.95	—	—
June 29, 2014 through July 27, 2014	—	—	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to certain employees.

Item 6. Exhibits

Exhibit 10.1
Credit Agreement, dated as of June 12, 2014, among The Fresh Market, Inc., Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto

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
Exhibit 101
The following financial information from The Fresh Markets, Inc.'s Quarterly Report on Form 10-Q, for the period ended July 27, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 4, 2014	THE FRESH MARKET, INC.

	By:	/s/ Jeffrey B. Short
Jeffrey B. Short
Vice President and Controller
(Principal Accounting Officer)