Form 10-Q
period 2014-10-26
Fresh Market, Inc.
filed 2014-12-04
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2014

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 24, 2014 was 48,444,325 shares.

The Fresh Market, Inc.

Form 10-Q
For the Thirteen and Thirty-Nine Weeks Ended October 26, 2014

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The following are some of the factors that could cause actual future results to differ materially from those expressed in any forward-looking statements: changes in accounting estimates and assumptions and adjustments at the close of a fiscal quarter; unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including U.S. fiscal and monetary policy, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions, including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth, including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites and as between existing markets and newer markets; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; impairment of recorded goodwill and other long-lived assets; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential and/or personal information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures, including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy, fuel and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business, and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

Part I. Financial Information

Item 1. Financial Statements
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	October 26, 2014	January 26, 2014
Assets
Current assets:
Cash and cash equivalents	$19,860	$11,745
Accounts receivable	8,114	11,098
Inventories	64,532	55,656
Prepaid expenses and other current assets	3,635	4,304
Income tax benefit	6,599	1,692
Deferred income taxes	8,850	3,267
Total current assets	111,590	87,762
Property and equipment, net	391,779	373,449
Other assets	9,476	8,417
Total assets	$512,845	$469,628

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$51,247	$46,942
Accrued liabilities	71,339	63,694
Total current liabilities	122,586	110,636
Long-term debt	—	24,700
Capital and financing lease obligations	29,968	26,069
Closed store reserves	12,797	193
Deferred income taxes	2,300	12,017
Deferred rent	13,322	13,460
Deferred lease incentives	12,569	13,347
Other liabilities	14,634	12,941
Total noncurrent liabilities	85,590	102,727

Commitments and contingencies (Notes 2 and 8)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,294,776 and 48,260,804 shares issued and outstanding as of October 26, 2014 and January 26, 2014, respectively	483	483
Additional paid-in capital	118,588	113,029
Retained earnings	185,598	142,753
Total stockholders' equity	304,669	256,265
Total liabilities and stockholders' equity	$512,845	$469,628

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Sales	$419,450	$364,457	$1,272,679	$1,085,847
Cost of goods sold (exclusive of depreciation shown separately)	281,375	242,400	842,723	713,175
Gross profit	138,075	122,057	429,956	372,672

Operating expenses:
Selling, general and administrative expenses	100,781	88,865	299,048	252,869
Impairments and store closure costs	(2,728)	74	13,881	347
Depreciation	15,694	14,224	45,996	39,266
Income from operations	24,328	18,894	71,031	80,190
Interest expense	1,086	1,089	3,307	2,554
Income before provision for income taxes	23,242	17,805	67,724	77,636
Tax provision	8,358	6,741	24,879	28,818
Net income	$14,884	$11,064	$42,845	$48,818

Net income per share:
Basic	$0.31	$0.23	$0.89	$1.01

Diluted	$0.31	$0.23	$0.88	$1.01

Weighted-average common shares outstanding:
Basic	48,291,724	48,217,984	48,280,457	48,191,399

Diluted	48,480,657	48,442,252	48,446,013	48,389,426

Comprehensive income:
Net income	$14,884	$11,064	$42,845	$48,818
Other comprehensive income	—	—	—	—

Total comprehensive income	$14,884	$11,064	$42,845	$48,818

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 27, 2013	48,144,620	$482	$105,431	$91,946	$197,859

Exercise of share-based awards	84,453	1	2,058	—	2,059
Issuance of common stock pursuant to restricted stock units	19,203	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	5,290	—	226	—	226
Vesting of restricted stock awards, non-employee directors	7,238	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(494)	—	(494)
Share-based compensation	—	—	5,239	—	5,239
Tax benefit related to exercise of share-based awards	—	—	569	—	569
Net income	—	—	—	50,807	50,807

Balance at January 26, 2014	48,260,804	$483	$113,029	$142,753	$256,265

Exercise of share-based awards	10,586	—	234	—	234
Issuance of common stock pursuant to restricted stock units	6,609	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	4,093	—	132	—	132
Vesting of restricted stock awards, non-employee directors	8,554	—	—	—	—
Vesting of executive restricted stock awards	4,130	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(162)	—	(162)
Share-based compensation	—	—	5,513	—	5,513
Tax shortfall related to exercise of share-based awards	—	—	(158)	—	(158)
Net income	—	—	—	42,845	42,845

Balance at October 26, 2014	48,294,776	$483	$118,588	$185,598	$304,669

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013
Operating activities
Net income	$42,845	$48,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,147	39,432
Loss on disposals of property and equipment	1,916	13
Gain on assignment of capital lease	(1,508)	—
Share-based compensation	5,513	4,256
Excess tax shortfall (benefit) from share-based compensation	158	(180)
Deferred income taxes	(15,300)	(2,513)
Change in assets and liabilities:
Accounts receivable	2,984	(2,090)
Inventories	(8,876)	(12,641)
Prepaid expenses and other assets	(41)	3,221
Income tax benefits	(4,907)	(1,948)
Accounts payable	4,305	15,343
Closed store reserves	14,018	—
Accrued and other liabilities	10,952	12,907
Net cash provided by operating activities	98,206	104,618

Investing activities
Purchases of property and equipment	(64,478)	(92,169)
Proceeds from sale of property and equipment	102	76
Net cash used in investing activities	(64,376)	(92,093)

Financing activities
Borrowings on revolving credit facility	137,233	376,132
Payments made on revolving credit facility	(161,933)	(384,532)
Payments made on debt issuance costs	(499)	—
Payments made on capital and financing lease obligations	(562)	(97)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	132	176
Excess tax (shortfall) benefit from share-based compensation	(158)	180
Payments on withholding tax for restricted stock unit vesting	(162)	(80)
Proceeds from exercise of share-based compensation awards	234	1,565
Net cash used in financing activities	(25,715)	(6,656)

Net increase in cash and cash equivalents	8,115	5,869
Cash and cash equivalents at beginning of period	11,745	8,737

Cash and cash equivalents at end of period	$19,860	$14,606

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$3,172	$1,308

Cash paid during the period for taxes	$45,522	$39,265

Non-cash investing and financing activities:
Property and equipment acquired through capital and financing lease obligations during the period	$5,884	$40,267

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

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Perishable	65.5%	65.4%	65.9%	66.0%
Non-perishable	34.5%	34.6%	34.1%	34.0%

Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), to change the criteria for determining which disposals can be presented as discontinued operations and enhance the related disclosure requirements. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. Upon adoption of this standard, the Company will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

1. Summary of Significant Accounting Policies (continued)
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). The guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2015 with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

2. Long-Term Debt

Long-term debt is as follows:

	October 26, 2014	January 26, 2014
Unsecured revolving credit note, with maximum available borrowings of $175,000 at October 26, 2014 and January 26, 2014, interest payable monthly at one-month LIBOR plus a margin, with a total stated annual interest rate of 1.3% and 1.4% as of October 26, 2014 and January 26, 2014, respectively	$—	$24,700
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
The 2014 Credit Agreement provides for total borrowings of up to $175,000. Under the terms of the 2014 Credit Agreement, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $100,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lenders to become a party to the 2014 Credit Agreement, subject to the approval of the Administrative Agent. The 2014 Credit Agreement includes a letter of credit sublimit of $60,000, of which $21,097 was outstanding at October 26, 2014, and the 2011 Credit Agreement included a letter of credit sublimit of $25,000, of which $13,667 was outstanding at January 26, 2014. The beneficiaries of these letters of credit are primarily the Company’s workers’ compensation and general liability insurance carriers. The 2014 Credit Agreement also includes a swing line sublimit of $15,000.
At the Company’s option, revolving loans under the 2014 Credit Agreement bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 0.90% to 2.00%, (ii) the Eurodollar rate plus an applicable margin that ranges from 0.90% to 2.00%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.00%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of October 26, 2014, there were no outstanding borrowings; as of January 26, 2014, all outstanding borrowings bore interest at LIBOR plus an applicable margin.
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
Nonrecurring Fair Value Measurements
Certain assets are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment. The Company recorded lease obligation costs as a nonrecurring fair value measurement in connection with its store closure costs for the thirteen and thirty-nine weeks ended October 26, 2014. The Company did not record any other nonrecurring fair value measurements during the thirteen and thirty-nine weeks ended October 26, 2014.
4. Impairments and Store Closure Costs
Store Closure Costs
During the thirty-nine weeks ended October 26, 2014, the Company closed four stores and recorded charges primarily consisting of certain lease obligations, severance costs, and losses on the disposal of assets associated with the closed stores. The Company expects to incur approximately $13,000 in store closure and exit costs in fiscal 2014 relating to these stores. Total expected costs are subject to change in future periods based on revisions to assumptions and estimates.
During the thirteen weeks ended October 26, 2014, the Company recorded a net benefit of $2,728 to impairments and store closure costs of which approximately $2,900 related to a gain on the assignment of a capital lease and changes in estimates related to its lease commitments for previously closed stores. The net benefit was recorded to the "Impairments and store closure costs" line item on the accompanying Consolidated Statements of Comprehensive Income. The Company incurred approximately $14,300 of total store closure and exit costs during the thirty-nine weeks ended October 26, 2014, with $13,881 recorded to the "Impairments and store closure costs" line item and approximately $400 for the liquidation of inventory recorded to other line items on the accompanying Consolidated Statements of Comprehensive Income. The $13,881 recorded to the "Impairments and store closure costs" line item consisted of: (i) approximately $13,500 in connection with closing of four stores and other events affecting closed stores during the thirty-nine weeks ended October 26, 2014; and (ii) ongoing expenses for closed stores.
Impairments and store closure costs for the thirteen and thirty-nine weeks ended October 26, 2014 and October 27, 2013 were as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Lease obligation costs	$(1,541)	$70	$11,800	$329
Gain on assignment of capital lease	(1,508)	—	(1,508)	—
Employee and severance costs	1	—	768	—
Loss on disposal of assets	98	—	1,852	—
Other charges	222	4	969	18
	$(2,728)	$74	$13,881	$347

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

4. Impairments and Store Closure Costs (continued)
Closed Store Reserves
Closed store reserves include amounts for occupancy costs related to closed stores, which represent the present value of the remaining non-cancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income. During the thirty-nine weeks ended October 26, 2014, three closed stores met the cease use requirements for recording a reserve for occupancy costs. The other store closed during the thirty-nine weeks ended October 26, 2014 was accounted for as a capital lease; therefore, no additional obligation for occupancy costs for that store was required. Closed store reserves of $3,033 and $1,619 are included in "Accrued liabilities" and $12,797 and $193 are included in "Closed store reserves," on the accompanying Consolidated Balance Sheets at October 26, 2014 and January 26, 2014, respectively.
Activity for the closed store reserves for the thirty-nine weeks ended October 26, 2014 and for the fifty-two weeks ended January 26, 2014 was as follows:

	For the Thirty-Nine Weeks Ended	For the Fifty-Two Weeks Ended
	October 26, 2014	January 26, 2014
Beginning balance	$1,812	$1,982
Additions and adjustments	15,281	656
Payments	(1,263)	(826)
Ending balance	$15,830	$1,812

5. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. As of October 26, 2014, approximately 1,900,000 shares of the Company’s common stock were available for share-based awards.
Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income. Total share-based compensation was comprised of the following:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Stock options	$872	$738	$2,679	$2,182
Restricted stock units	385	272	1,234	853
Executive restricted stock awards	318	293	952	680
Restricted stock awards, non-employee directors	105	105	315	316
Performance share awards	—	(85)	—	49
Performance share units	130	(10)	305	144
Other share based-awards	—	20	28	32
	$1,810	$1,333	$5,513	$4,256

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

5. Share-based Compensation (continued)
The following table summarizes option activity under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (in thousands) for the thirty-nine weeks ended October 26, 2014:

Balance at January 26, 2014	764
Options granted	244
Options exercised	(11)
Options expired	(1)
Options forfeited	(4)

Balance at October 26, 2014	992

Total remaining unearned compensation costs	$4,658

Weighted-average remaining service period	2.5 years
The following table summarizes the activity for the thirty-nine weeks ended October 26, 2014 for the Company's existing restricted stock unit program, executive restricted stock award program and restricted stock award program for non-employee directors (in thousands):

	Restricted Stock Units	Executive Restricted Stock Awards	Restricted Stock Awards, Non-Employee Directors
Balance at January 26, 2014	70	92	10
Granted	74	—	13
Vested	(11)	(5)	(10)
Forfeited	(4)	—	—
Balance at October 26, 2014	129	87	13

Total remaining unearned compensation costs	$2,821	$2,013	$251

Weighted-average remaining service period	3.0 years	1.5 years	0.6 years

6. Earnings per Share
 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, restricted stock units, executive restricted stock awards, restricted stock awards for non-employee directors and deferred stock units. The Company excluded the dilutive effect of its performance share awards and performance share units since the related performance conditions had not been satisfied for the thirteen and thirty-nine weeks ended October 26, 2014 and October 27, 2013.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Earnings per Share (continued)
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Net income available to common stockholders (numerator for basic and diluted earnings per share)	$14,884	$11,064	$42,845	$48,818

Weighted-average common shares outstanding (denominator for basic earnings per share)	48,291,724	48,217,984	48,280,457	48,191,399
Potential common shares outstanding:
Incremental shares from share-based awards	188,933	224,268	165,556	198,027
Weighted-average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,480,657	48,442,252	48,446,013	48,389,426

Basic earnings per share	$0.31	$0.23	$0.89	$1.01
Diluted earnings per share	$0.31	$0.23	$0.88	$1.01

For the thirteen weeks ended October 26, 2014 and October 27, 2013, there were approximately 654,000 and 268,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive. For the thirty-nine weeks ended October 26, 2014 and October 27, 2013, there were approximately 607,000 and 282,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive.

7. Supplementary Balance Sheet Information

The following table reflects supplementary balance sheet information for the Company's property and equipment, net at October 26, 2014 and January 26, 2014:

	October 26, 2014	January 26, 2014
Land	$2,800	$2,846
Buildings	65,929	61,338
Store fixtures and equipment	355,038	323,454
Leasehold improvements	235,734	218,359
Office furniture, fixtures and equipment	13,449	14,097
Automobiles	1,370	1,370
Construction in progress	23,416	32,654
Total property and equipment	697,736	654,118
Accumulated depreciation	(305,957)	(280,669)
Total property and equipment, net	$391,779	$373,449

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

7. Supplementary Balance Sheet Information (continued)
The following table reflects supplementary balance sheet information for the Company's accrued liabilities at October 26, 2014 and January 26, 2014:

	October 26, 2014	January 26, 2014
Accrued compensation benefits	$31,416	$24,547
Accrued occupancy cost	8,621	8,716
Other accrued taxes	5,111	4,193
Accrued construction and maintenance costs	7,671	9,939
Other accrued liabilities	18,520	16,299

Total accrued liabilities	$71,339	$63,694

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
The Company had been named in two lawsuits filed against it and other parties in South Carolina arising out of an incident in May 2011, in which certain outdoor candle products that were allegedly sold at certain of the Company's stores are alleged to have caused personal injury.  During the thirty-nine weeks ended October 26, 2014, the Company and the plaintiffs in the two lawsuits resolved all claims between the parties arising out of or related to the incident. The claims against the Company in the two lawsuits were dismissed subsequent to October 26, 2014.
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
The Fresh Market, Inc. is a growing specialty grocery retailer focused on creating an extraordinary food shopping experience for its customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of October 26, 2014, we operated 164 stores in 27 states across the United States.
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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 26, 2014		October 27, 2013		October 26, 2014		October 27, 2013
	(amounts in thousands, except share and per share amounts)
Consolidated Statements of Income Data (unaudited):
Sales	$419,450	100.0%	$364,457	100.0%	$1,272,679	100.0%	$1,085,847	100.0%
Cost of goods sold	281,375	67.1%	242,400	66.5%	842,723	66.2%	713,175	65.7%
Gross profit	138,075	32.9%	122,057	33.5%	429,956	33.8%	372,672	34.3%
Selling, general and administrative expenses	100,781	24.0%	88,865	24.4%	299,048	23.5%	252,869	23.3%
Impairments and store closure costs	(2,728)	(0.7)%	74	0.0%	13,881	1.1%	347	0.0%
Depreciation	15,694	3.7%	14,224	3.9%	45,996	3.6%	39,266	3.6%
Income from operations	24,328	5.8%	18,894	5.2%	71,031	5.6%	80,190	7.4%
Interest expense	1,086	0.3%	1,089	0.3%	3,307	0.3%	2,554	0.2%
Income before provision for income taxes	23,242	5.5%	17,805	4.9%	67,724	5.3%	77,636	7.1%
Tax provision	8,358	2.0%	6,741	1.8%	24,879	2.0%	28,818	2.7%
Net income	$14,884	3.5%	$11,064	3.0%	$42,845	3.4%	$48,818	4.5%

Net income per share
Basic	$0.31		$0.23		$0.89		$1.01
Diluted	$0.31		$0.23		$0.88		$1.01
Shares used in computation of net income per share:
Basic	48,291,724		48,217,984		48,280,457		48,191,399
Diluted	48,480,657		48,442,252		48,446,013		48,389,426
Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Other Operating Data (unaudited):
Number of stores at end of period	164	146	164	146
Comparable store sales growth (1)	3.3%	3.1%	2.9%	3.2%
Gross square footage at end of period (in thousands)	3,463	3,094	3,463	3,094
Average comparable store size (gross square feet) (2)	21,076	21,111	21,098	21,113
Comparable store sales per gross square foot during period (2)	$127	$126	$395	$393

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

Items Impacting Comparability
Thirteen Weeks Ended October 26, 2014
Items impacting comparability between the thirteen weeks ended October 26, 2014 and the thirteen weeks ended October 27, 2013 include the following:

•
During the thirteen weeks ended October 26, 2014, we recorded a net pre-tax benefit of $2.9 million, or $0.04 per share after tax on a diluted basis, to the "Impairments and store closure costs" line item on the accompanying Consolidated Statements of Comprehensive Income, in connection with a gain on the assignment of a capital lease and changes in estimates related to our lease commitments for previously closed stores.

Thirty-Nine Weeks Ended October 26, 2014
Items impacting comparability between the thirty-nine weeks ended October 26, 2014 and the thirty-nine weeks ended October 27, 2013 include the following:

•
During the thirty-nine weeks ended October 26, 2014, we recorded a net pre-tax charge of $13.9 million, or $0.18 per share after tax on a diluted basis, with $13.5 million recorded to the "Impairments and store closure costs" line item on the accompanying Consolidated Statements of Comprehensive Income related to the recognition and adjustments of certain lease liabilities, severance, losses on the disposal of assets and other exit costs incurred in connection with closed stores. The remaining charges relate to the liquidation of inventory and are reflected on other line items on the accompanying Consolidated Statements of Comprehensive Income.

Period to Period Comparisons

Thirteen Weeks Ended October 26, 2014 Compared to the Thirteen Weeks Ended October 27, 2013

Sales
Sales increased 15.1%, or $55.0 million, to $419.5 million for the thirteen weeks ended October 26, 2014, compared to the thirteen weeks ended October 27, 2013, resulting from an $11.3 million increase in comparable store sales and a $43.7 million increase in non-comparable store sales. There were 132 comparable stores and 32 non-comparable stores open at October 26, 2014.
Comparable store sales increased 3.3% to $350.3 million for the thirteen weeks ended October 26, 2014, compared to the thirteen weeks ended October 27, 2013. For the thirteen weeks ended October 26, 2014, comparable store sales were driven by a 3.0% increase in the number of transactions and a 0.3% increase in the average transaction size. Average customer transaction size for comparable stores increased to $30.65 for the thirteen weeks ended October 26, 2014, compared to $30.56 for the thirteen weeks ended October 27, 2013.
Gross Profit
Gross profit increased 13.1%, or $16.0 million, to $138.1 million for the thirteen weeks ended October 26, 2014, compared to the thirteen weeks ended October 27, 2013. The amount of the increase in gross profit attributable to increased sales was $18.4 million partially offset by a decrease of $2.4 million attributable to a decrease in the gross margin rate. The gross margin rate decreased 60 basis points to 32.9% for the thirteen weeks ended October 26, 2014, compared to 33.5% for the thirteen weeks ended October 27, 2013. The gross margin decline was primarily due to the Company’s decision to absorb higher cost inflation and continue promotions in key product categories. The decline in gross margin was partially offset by an improvement in occupancy costs as a percentage of sales for the thirteen weeks ended October 26, 2014, mainly due to decreases in pre-opening rent on higher sales compared to the thirteen weeks ended October 27, 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 13.4%, or $11.9 million, to $100.8 million for the thirteen weeks ended October 26, 2014, compared to the thirteen weeks ended October 27, 2013. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended October 26, 2014, compared to the thirteen weeks ended October 27, 2013, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended October 26, 2014, store-level compensation expenses increased $8.7 million, other store operating expenses increased $2.3 million, and corporate general and administrative expenses increased $1.9 million. This was partially offset by a decrease in pre-opening expenses of $0.9 million due to the fact that we opened four additional stores during the thirteen weeks ended October 27, 2013, compared to the thirteen weeks ended October 26, 2014.
As a percentage of sales, selling, general and administrative expenses decreased by 40 basis points to 24.0% for the thirteen weeks ended October 26, 2014, compared to 24.4% for the thirteen weeks ended October 27, 2013. The decrease in selling, general and administrative expenses as a percentage of sales for the thirteen weeks ended October 26, 2014 was primarily due to lower pre-opening expenses associated with six new store openings, compared to ten for the thirteen weeks ended October 27, 2013. The Company also realized an improvement in corporate and store operating expenses as a percentage of sales during the thirteen weeks ended October 26, 2014, which were mostly offset by an increase in incentive compensation expense, compared to the thirteen weeks ended October 27, 2013.
Impairments and Store Closure Costs
During the thirteen weeks ended October 26, 2014, we recorded a net benefit of $2.7 million, or 0.7% as a percentage of sales, for impairments and store closure costs. This included adjustments for a net benefit of $2.9 million due to a gain on the assignment of a capital lease and changes in estimates related to our lease commitments for previously closed stores.
Depreciation Expense
Depreciation expense increased 10.3%, or $1.5 million, to $15.7 million for the thirteen weeks ended October 26, 2014, compared to the thirteen weeks ended October 27, 2013, principally due to store unit growth. Depreciation expense as a percentage of sales decreased 20 basis points to 3.7% for the thirteen weeks ended October 26, 2014, compared to 3.9% for the thirteen weeks ended October 27, 2013.
Income from Operations
Income from operations increased 28.8%, or $5.4 million, to $24.3 million for the thirteen weeks ended October 26, 2014, compared to the thirteen weeks ended October 27, 2013. Income from operations as a percentage of sales increased 60 basis points to 5.8% for the thirteen weeks ended October 26, 2014, compared 5.2% for the thirteen weeks ended October 27, 2013. During the thirteen weeks ended October 26, 2014, income from operations included a net benefit of $2.9 million, or 0.7% as a percentage of sales, as a result of adjustments to previously recorded store closure and exit costs.

Interest Expense
Interest expense remained flat at $1.1 million for the thirteen weeks ended October 26, 2014, compared to the thirteen weeks ended October 27, 2013.

Income Tax Expense
Income taxes for the thirteen weeks ended October 26, 2014 resulted in an effective tax rate of approximately 36.0%, compared to the income tax rate of approximately 37.9% for the thirteen weeks ended October 27, 2013. The reduction in the rate was related to slightly favorable return to provision adjustments during the thirteen weeks ended October 26, 2014, compared to unfavorable return to provision adjustments during the thirteen weeks ended October 27, 2013.

Net Income
As a result of the foregoing, net income increased 34.5%, or $3.8 million, to $14.9 million for the thirteen weeks ended October 26, 2014, compared to the thirteen weeks ended October 27, 2013. Net income as a percentage of sales for the thirteen weeks ended October 26, 2014 increased 50 basis points to 3.5% from 3.0% for the thirteen weeks ended October 27, 2013.

During the thirteen weeks ended October 26, 2014, net income included a net pre-tax benefit of $2.9 million as a result of adjustments to previously recorded store closure and exit costs.

Thirty-Nine Weeks Ended October 26, 2014 Compared to the Thirty-Nine Weeks Ended October 27, 2013

Sales
Sales increased 17.2%, or $186.8 million, to $1.27 billion for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013, resulting from a $30.5 million increase in comparable store sales and a $156.3 million increase in non-comparable store sales. There were 132 comparable stores and 32 non-comparable stores open at October 26, 2014.
Comparable store sales increased 2.9% to $1.08 billion for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013. For the thirty-nine weeks ended October 26, 2014, comparable store sales were driven by a 2.5% increase in the number of transactions and a 0.4% increase in the average transaction size. Average customer transaction size for comparable stores increased to $31.38 for the thirty-nine weeks ended October 26, 2014, compared to $31.25 for the thirty-nine weeks ended October 27, 2013.
Gross Profit
Gross profit increased 15.4%, or $57.3 million, to $430.0 million for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013. The amount of the increase in gross profit attributable to increased sales was $64.1 million partially offset by a decrease of $6.8 million attributable to a decrease in the gross margin rate. The gross margin rate decreased 50 basis points to 33.8% for the thirty-nine weeks ended October 26, 2014, compared to 34.3% for the thirty-nine weeks ended October 27, 2013. The reduction in the gross margin rate reflects a decrease in the merchandise margins due to our decision to absorb cost inflation and continued promotional activity for certain product categories, as well as a slight increase in occupancy expenses as a percentage of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 18.3%, or $46.2 million, to $299.0 million for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirty-nine weeks ended October 26, 2014, store-level compensation expenses increased $34.7 million, and other store operating expenses increased $7.3 million. In addition, corporate general and administrative expenses increased $4.5 million, and pre-opening expenses decreased approximately $0.3 million.
As a percentage of sales, selling, general and administrative expenses increased by 20 basis points to 23.5% for the thirty-nine weeks ended October 26, 2014, compared to 23.3% for the thirty-nine weeks ended October 27, 2013. The increase in selling, general and administrative expenses as a percentage of sales for the thirty-nine weeks ended October 26, 2014 was primarily related to an increase in store-level compensation expense at non-comparable stores. These expenses were partially offset by a slight improvement from corporate general and administrative expenses as a percentage of sales for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013.
Impairments and Store Closure Costs
Impairments and store closure costs for the thirty-nine weeks ended October 26, 2014 were $13.9 million, which included $13.5 million of store closure and exit costs in connection with the closing of four stores and other events affecting closed stores. These costs included certain lease liabilities, severance, loss on disposal of assets, and other exit costs. As a percentage of sales, impairments and store closure costs increased by 110 basis points to 1.1% for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013.
Depreciation Expense
Depreciation expense increased 17.1%, or $6.7 million, to $46.0 million for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013, principally due to store unit growth and the recognition of depreciation expense for certain store locations, which are recorded as capital and financing lease assets. Depreciation expense as a percentage of sales remained flat at 3.6% for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013.

Income from Operations
Income from operations decreased 11.4%, or $9.2 million, to $71.0 million for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013. The decrease was primarily due to a $13.9 million increase in store closure and exit costs (including a $0.4 million charge for the liquidation of inventory), a reduction in gross margin rate, and the increase in selling, general and administrative expenses as a percentage of sales for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013.
Income from operations as a percentage of sales for the thirty-nine weeks ended October 26, 2014 decreased 180 basis points to 5.6% from 7.4% for the thirty-nine weeks ended October 27, 2013. The decrease in income from operations as a percentage of sales was primarily due to an increase of 110 basis points in store closure and exit costs for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013.
Interest Expense
Interest expense increased approximately $0.8 million to $3.3 million for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013. The increase was attributable to interest expense related to capital and financing lease obligations for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013.

Income Tax Expense
Income taxes for the thirty-nine weeks ended October 26, 2014 resulted in an effective tax rate of approximately 36.7%, compared to approximately 37.1% for the thirty-nine weeks ended October 27, 2013.

Net Income
As a result of the foregoing, net income decreased 12.2%, or $6.0 million, to $42.8 million for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013. Net income as a percentage of sales for the thirty-nine weeks ended October 26, 2014 decreased to 3.4% from 4.5% for the thirty-nine weeks ended October 27, 2013. Net income was negatively affected by $13.9 million in pre-tax charges related to the store closure and exit costs, including a $0.4 million charge for the liquidation of inventory, during the thirty-nine weeks ended October 26, 2014.

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
At October 26, 2014, we had approximately $19.9 million in cash and cash equivalents and $153.9 million in borrowing availability under the 2014 Credit Agreement.
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

A summary of our operating, investing and financing activities for the thirty-nine weeks ended October 26, 2014 and October 27, 2013 is shown in the following table:

	For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013
Net cash provided by operating activities	$98,206	$104,618
Net cash used in investing activities	(64,376)	(92,093)
Net cash used in financing activities	(25,715)	(6,656)
Net increase in cash and cash equivalents	$8,115	$5,869
 Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, realized gain or loss on disposal of property and equipment, share-based compensation, changes in deferred income taxes, and the effect of changes in assets and liabilities.

	For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013
Net income	$42,845	$48,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,147	39,432
Loss on disposals of property and equipment	1,916	13
Gain on assignment of capital lease	(1,508)	—
Share-based compensation	5,513	4,256
Excess tax shortfall (benefit) from share-based compensation	158	(180)
Deferred income taxes	(15,300)	(2,513)
Changes in assets and liabilities	18,435	14,792
Net cash provided by operating activities	$98,206	$104,618

Net cash provided by operating activities decreased 6.1%, or $6.4 million, to $98.2 million for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013. The decrease in net cash provided by operating activities was primarily due to higher income tax payments and the timing of various working capital items.

Investing Activities
Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013
Purchases of property and equipment	$(64,478)	$(92,169)
Proceeds from sale of property and equipment	102	76
Net cash used in investing activities	$(64,376)	$(92,093)

Capital expenditures decreased 30.1%, or $27.7 million, to $64.5 million for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013. The decrease is related to a reduced average cost of new store construction and a decrease in the number of store construction projects for the thirty-nine weeks ended October 26, 2014, compared to the thirty-nine weeks ended October 27, 2013. Capital expenditures related to new, remodeled or relocated stores totaled $59.0 million for the thirty-nine weeks ended October 26, 2014, compared to $85.1 million for the thirty-nine weeks ended October 27, 2013.
We plan to spend approximately $90.0 million to $100.0 million on capital expenditures during fiscal 2014, primarily related to new and remodeled stores.
We plan to open 22 new stores during fiscal 2014, 17 of which had been opened as of October 26, 2014.

Financing Activities
Cash used in financing activities consists primarily of borrowings and payments under the 2014 Credit Agreement. We currently do not intend to pay cash dividends on our common stock.

	For the Thirty-Nine Weeks Ended
	October 26, 2014	October 27, 2013
Borrowings on revolving credit facility	$137,233	$376,132
Payments made on revolving credit facility	(161,933)	(384,532)
Payments made on debt issuance costs	(499)	—
Payments made on capital and financing lease obligations	(562)	(97)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	132	176
Excess tax (shortfall) benefit from share-based compensation	(158)	180
Payments on withholding tax for restricted stock unit vesting	(162)	(80)
Proceeds from exercise of share-based compensation awards	234	1,565
Net cash used in financing activities	$(25,715)	$(6,656)

Net cash used in financing activities for the thirty-nine weeks ended October 26, 2014 increased $19.1 million, to $25.7 million, mostly due to an increase in net payments on our unsecured revolving credit agreement compared to the thirty-nine weeks ended October 27, 2013. We reduced our credit agreement balance by $24.7 million for the thirty-nine weeks ended October 26, 2014, compared to $8.4 million for the thirty-nine weeks ended October 27, 2013.

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
At our option, revolving loans under the 2014 Credit Agreement bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 0.90% to 2.00%, (ii) the Eurodollar rate plus an applicable margin that ranges from 0.90% to 2.00%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.00%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of October 26, 2014, there were no outstanding borrowings; as of January 26, 2014, all outstanding borrowings bore interest at LIBOR plus an applicable margin.

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
We were in compliance with all debt covenants under the 2014 Credit Agreement as of October 26, 2014.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at October 26, 2014 consisted of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations and lease obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the thirty-nine weeks ended October 26, 2014. For a more comprehensive discussion of our contractual obligations see "Management's Discussion and Analysis of Financial Condition and Results of Operations," set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 26, 2014.
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

Inflation
While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were moderate for the thirteen and thirty-nine weeks ended October 26, 2014. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.
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
Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of October 26, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen and thirty-nine weeks ended October 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We had been named in two lawsuits filed against us and other parties in South Carolina arising out of an incident in May 2011, in which certain outdoor candle products that were allegedly sold at certain of our stores are alleged to have caused personal injury. During the thirty-nine weeks ended October 26, 2014, we and the plaintiffs in the two lawsuits resolved all claims between the parties arising out of or related to the incident. The claims against us in the two lawsuits were dismissed subsequent to October 26, 2014.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three-month period ended October 26, 2014:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total	Average	Purchased	that May Yet
	Number	Price	as Part of a	be
	of Shares	Paid Per	Publicly	Purchased
	Purchased	Share	Announced	under the
Period	(1)	($)	Program	Program

July 28, 2014 through August 27, 2014	—	—	—	—
August 28, 2014 through September 27, 2014	—	—	—	—
September 28, 2014 through October 26, 2014	52	$34.93	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to certain employees.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following financial information from The Fresh Market, Inc.'s Quarterly Report on Form 10-Q, for the period ended October 26, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 3, 2014	THE FRESH MARKET, INC.

	By:	/s/ Jeffrey B. Short
Jeffrey B. Short
Vice President and Controller
(Principal Accounting Officer)