Form 10-K
period 2015-01-25
Fresh Market, Inc.
filed 2015-03-23
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☒

Aggregate market value of the registrant's common stock held by non-affiliates as of July 27, 2014, based upon the closing sales price of the common stock on such date reported on the NASDAQ Global Select Market, was approximately $1,442,000,000.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 11, 2015 was 48,520,758 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Stockholders to be held June 2, 2015 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K and our 2014 Annual Report to Stockholders contain forward-looking statements in addition to historical information. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings to identify such forward-looking statements. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These “forward looking statements” may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

Our forward-looking statements contained in this Form 10-K are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The following are some of the factors that could cause actual future results to differ materially from those expressed in any forward-looking statements: accounting entries and adjustments at the close of a fiscal quarter; unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including U.S. fiscal and monetary policy, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions, including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth, including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites and as between existing markets and newer markets; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; impairment of recorded goodwill and other long-lived assets; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential and/or personal information; serious disruptions and catastrophic events; competition; personnel recruitment and retention, including the outcome and costs of the current CEO search being conducted as part of our previously announced leadership change; acquisitions and divestitures, including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy, fuel and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business, and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

The Fresh Market, Inc.

Annual Report on Form 10-K
For Fiscal Year Ended January 25, 2015

PART I

Item 1. Business.

General

The Fresh Market is a growing specialty grocery retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 25, 2015, we operated 169 stores in 27 states across the United States.

History

The Fresh Market opened its first store in Greensboro, North Carolina in 1982. In the 1980s and early 1990s, the Company expanded its presence throughout the southeastern United States. In 1996, the Company entered Florida, where as of January 25, 2015 we have 40 stores, making Florida our largest market. We continue to introduce our store to new markets and entered the Midwest in 2005, the Northeast in 2009, the Plains states in 2012, and Texas in 2013.

Throughout The Fresh Market’s history, we have been characterized by a culture of continuous growth and an innovative approach to perishable product offerings. As the Company has grown, we have implemented numerous organizational, technological and process improvements to better standardize our systems and processes and contribute to our ability to scale our operations. At the same time, we have fostered a spirit of innovation that encourages our management to continually challenge and enhance our product offerings and services.

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

Business well positioned for changing industry trends. We believe that The Fresh Market is well positioned to capitalize on evolving consumer preferences and other trends currently shaping the food retail industry. These trends include:

•	a growing emphasis on customer convenience and the shopping experience;

•	an expanding number of eating and snacking occasions among consumers beyond the traditional breakfast, lunch, and dinner;

•	an increasing consumer focus on healthy, fresh and quality offerings as well as food attributes such as organic, non-GMO, and gluten-free offerings;

•	an increasing consumer interest in locally-grown products including regionally and locally sourced food;

•	an improving perception of private-label product quality; and

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

Highly-profitable smaller-box format. Since our founding, we have exclusively operated a smaller-box format, which has proven to be highly profitable. Our stores average approximately 21,000 square feet and carry an edited assortment of approximately 10,000 to 11,000 SKUs at any one time, while many conventional supermarkets are approximately 40,000 to 60,000 square feet and carry an average of 45,000 SKUs. Within this smaller-box format, we focus on higher-margin food categories. Further, we believe our format facilitates interaction among our store managers, customers and staff, enhancing the customers’ shopping experience. Our disciplined focus on this format leads to more consistent execution across our store base, which we believe allows us to generate higher operating margins than conventional supermarkets. Additionally, the smaller-box format is adaptable to different retail sites and configurations. We expect this format will enable us to continue to extend our geographic presence without compromising our profitability or shopping experience.

Scalable operations and replicable store model. We believe that our infrastructure, including our management systems and distribution network, enables us to replicate our profitable store format and differentiated shopping experience. We expect this infrastructure to be capable of supporting significant expansion. We believe our standardized systems and processes, which rely on refined tools for procurement, inventory management, store operations and employee hiring, training and scheduling, are scalable to meet our expansion goals. We currently outsource substantially all of our logistics functions to third-party distributors and vendors whom we expect to have sufficient capacity to accommodate our anticipated growth. Additionally, each of our stores utilizes standard product display fixtures with flexible arrangement and design options that enable us to successfully replicate our customers’ shopping experience in stores of various sizes and dimensions. Our store management mobility tracking system allows us to efficiently deploy staff across our stores and place experienced managers in each of our new stores, helping provide a consistent shopping experience at each of our stores.

Experienced management team with proven track record. Our executive management team has extensive experience across a broad range of industries and employs an analytical, data-driven approach to decision-making that is designed to encourage innovation and stimulate continuous improvement throughout the organization. Our executive management team has an average of fourteen years of experience in the retail industry and an average of six years with the Company, and is complemented by merchandising and operations management with an average of over thirty years of food retail experience and an average of fifteen years with the Company.

While we have set forth our competitive strengths above, food retail is a large and competitive industry and our business involves numerous risks and uncertainties. These risks include the possibility that our competitors may be more successful than us in attracting customers. Some of these competitors have been in business longer or may have greater financial resources than us, which may give them a competitive advantage in sourcing, promoting and selling products. In addition, achieving our store growth and margin improvement objectives will be subject to a number of important challenges. For a more complete description of these challenges and the other risks associated with an investment in our common stock, see “Item 1A. Risk Factors.”

Growth Strategy

Expand our store base. We intend to continue to expand our store base in existing markets and to penetrate new markets over time. We view expansion as a core competency and have nearly quadrupled our store count over the last ten years. Our real estate development team and supporting functions continuously look to improve our capability to identify new sites and forecast the sales performance of those sites. We employ a detailed, analytical process to identify target markets or sales potential by geographic regions. We target locations based on demographic characteristics including income and education levels, drive times, competition and population density, as well as other key characteristics including convenience for customers, visibility, access, signage and parking availability. We generally visit a potential location multiple times to perform on-site diligence and interview potential customers. We supplement our in-house efforts by leveraging the expertise of our extensive regional broker network. Our real estate committee, which includes members of senior management, approves all new stores.

We have identified enhancements to our real estate process, which we believe will allow the Company to achieve more predictable future results and are now focused on three key refinements.

First, our real estate plan will place a greater emphasis on existing market expansion. We believe this approach will allow us to better control occupancy costs, leverage existing market data to improve sales forecasts, improve productivity among our future classes of stores and capitalize on brand awareness and reputation among consumers. In 2014, we opened 22 new stores, of which seven are in Florida, four are in North Carolina, and three are in Texas.

Second, we have modified our real estate selection process and sales forecasting to include new analytics, which we believe will improve the strength of stores added to our pipeline and enhance the consistency of results from new store openings. In addition to qualitative market research, we have updated both our existing forecast methodology and added a new dynamic forecasting model to augment this process. This model has shown a higher level of consistency in predicting sales performance and profit contribution than our previous process. The benefits of this revised process are being used for leases being signed now for stores opening in 2015 and beyond.

Third, during the most recent year, we obtained an updated white space analysis, which provided specific information about opportunities to grow and open more stores in the southeastern United States than previously planned, as well as tools to improve our capabilities in assessing sites in all our markets. We also believe our ability to source products at lower costs and better manage inventories has lowered the required break-even sales levels in recent years. Based on the foregoing, we determined that there is an opportunity to double our current stores based in the southeastern United States. This gives us confidence in our ability to select additional new sites in established and adjacent markets that we believe will provide returns in-line with our historical average.

Taken together, we believe these refinements to our real estate expansion plan will enable us to grow profitably and more predictably.

Our recent growth is summarized below:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Stores at beginning of fiscal year	151	129	113
Stores opened	22	22	16
Store closures	(4)	—	—
Stores at end of fiscal year	169	151	129
Relocations and remodels	—	3	1
Total gross square footage	3,580,000	3,200,000	2,714,000
Year-over-year change	12%	18%	14%

When developing a new store site, we generally target a store size of approximately 17,000 to 24,000 gross square feet and first year sales of approximately $7 million to $12 million. The sales levels often vary due to size of market, brand awareness, and local competition. Our target net investment to open a new store varies based on the approach we take to developing the applicable new store site and the tenant improvement allowances paid by the developer. For example, we may enter into a “build-to-suit” lease, in which the owner develops a store site to our specifications prior to us occupying the premises. For build-to-suit stores, depending on site characteristics and other factors, our target net investment is approximately $3 million to $4 million per store, including interior upfit and furniture, fixture, and equipment costs and initial inventory, net of payables. Alternatively, we may enter into a lease “as-is” for existing structures, in which we take the premises in its current state and self-develop it. For opening stores in “as-is” existing structures, depending on the age of the building, our target net investment is approximately $3.5 million to $5 million per store, although some transaction structures or specific properties may be substantially higher. Occasionally, we enter into a lease for, or acquire, land and then build the entire structure. In this case, depending on the site work and scope of the project, the net investment excluding cost of land is typically $5.5 million to $8.5 million per store, although some transaction structures or specific properties may be substantially higher, depending upon total developable square footage and complexity of the project. Also, we may incur lease inducement costs or similar prepayments in connection with acquiring or entering into new leases. These lease inducement costs and similar prepayments are not included as part of our net investment costs and are amortized to rent expense over the primary lease term.

In most cases, our operating model generally targets a cash flow contribution of 8% to 10% or greater of sales in the first year of operations, increasing to the low-to mid-teens by the fifth year of operation. In addition, our investment criteria and internal rate of return thresholds remain consistent across store site types. In most cases, we target a payback period of less than four years. When entering new markets, we may consider the new store site to be an investment with a lower return and choose to develop it in order to test our operating model, build credibility with the real estate community and provide a platform for future growth. We believe this approach allows us to better learn whether any refinements to our concept are required and obtain future real estate sites at lower costs before expanding further in the market.

Drive comparable store sales. We aim to increase our comparable store sales by generating growth in the number and average size of customer transactions at our existing stores. The key elements of our strategy to increase the number of customer transactions at our existing stores include:

•	focusing on customer service with employees who are motivated, knowledgeable about our products and service-oriented to build customer loyalty;

•	offering an engaging and differentiated food shopping experience that leads to favorable word-of-mouth publicity;

•	providing a greater number of solutions for more meal occasions;

•	introducing an assortment of distinctive, high-quality product offerings and communicating their attributes and suggestions for cooking with them to generate new and repeat visits to our stores;

•	generating customer loyalty through expansion of products offered under our private-label brands;

•	engaging in targeted marketing activities, such as focused media buys in prioritized markets, personalized marketing, social media activity, and community engagement; and

•	refreshing or remodeling older stores to enhance the look and feel of the store.

The key elements of our strategy to increase the amount our customers spend when they visit our stores include:

•	introducing new and creative products, including products offered under our private label brands, to accommodate our customers’ evolving preferences;

•	expanding our selection of local and regional products;

•	utilizing in-store cross-merchandising and extending categories to provide ready to serve offerings;

•	communicating and offering various promotional activities;

•	enhancing our product offering displays to make purchasing more convenient; and

•	refreshing or remodeling older stores to enhance the merchandising of products.

We believe that our commitment to providing differentiated and creative product offerings in response to customer needs and preferences and our focus on customer service will continue to build customer loyalty and favorable word-of-mouth publicity and lead to increased customer transactions at our stores and growth in the amount our customers spend when they visit our stores.

Increase our operating margins. We intend to increase our operating margins gradually over the long term through scale efficiencies and leverage of our fixed cost base. We believe we will be able to increase our gross margin, but may choose to invest these improvements to increase sales and market share where we operate our stores. Specifically, we believe our anticipated store growth will permit us to benefit from economies of scale in sourcing products and allow us to leverage our buying costs, supply chain costs, and occupancy costs as a percentage of sales. In addition to our continued expansion, as we refine and improve our various ordering, tracking and product allocation systems, we expect to benefit from additional gross margin improvement opportunities by increasing sales and reducing inventory shrinkage. We also believe that we can make profitable enhancements to our merchandise offerings by, for example, continuing to increase our selection of local and regional products. Finally, we believe that as we grow revenues and the store base, we will be able to leverage our existing infrastructure, corporate overhead, and labor expenses with continued cost discipline to gradually improve operating margins or to provide funding to improve our customer service and marketing capabilities.

Industry Overview and Trends

The U.S. food retail industry encompasses store formats ranging from small grocery shops and convenience stores to large supermarkets and club stores. The supermarket format represents the largest segment of the food retail industry. This format, of which we are a part, includes conventional, warehouse, supercenter, limited assortment, military commissaries and natural/gourmet foods. We do not believe, however, that we neatly fit into any of these categories. With an average store size of approximately 21,000 square feet, a focus on perishables and only 10,000 to 11,000 SKUs in stock at any one time, we believe we are best defined as a specialty food retailer.

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

•
Emphasis on healthy, fresh and quality offerings: Supermarkets are increasingly providing and marketing fresh food items consistent with ongoing health trends and greater consumer awareness of the negative aspects of processed foods. Many conventional supermarkets are attempting to complement center aisle grocery formats with fresh formats that emphasize high-quality perishables and prepared foods. The increased popularity of organic and natural products over the past few years and more recent interest in attributes such as non-GMO and gluten-free products are indicative of a consumer preference for fresh, healthy food items. Additionally, the growing consumer demand for fresh, quality offerings has improved the infrastructure for, and increased the supply of, these items, resulting in improved sourcing, distribution and pricing.

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

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Perishable	65.5%	65.4%	65.8%
Non-perishable	34.5%	34.6%	34.2%

Our in-house merchants actively seek high-quality products from a wide range of sources. Our product selection includes:

•
Meat. Our meat department offers our customers a unique Old World butcher shop experience set apart by its flexibility, quality and service. Our professional meat cutters are available during all hours of operation to answer customers’ questions, offer cooking tips and provide custom cuts of meat. Our offerings include steaks that are expertly trimmed and aged for 14 to 21 days to provide restaurant-quality taste and tenderness, fresh turkeys year-round and ground beef that is ground daily in-store from steak trimmings and whole roasts. We also offer our customers Antibiotic-Free poultry products.  All of our chicken and turkey are Antibiotic-Free and are fed a vegetarian-only diet with no animal by-products, which results in exceptionally moist, flavorful and tender meat.

•
Seafood. We offer our customers a distinctive selection of fresh seafood and choose our suppliers based on the quality of their offerings and production methods. Our stores receive deliveries of fresh seafood up to six times a week, demonstrating our dedication to freshness. One of the distinguishing characteristics of the department is the prepared or “value-added” seafood selections. Additionally, we have partnered with the New England Aquarium to develop an Environmentally Sustainable Seafood Policy that shapes product sourcing decisions and inspires us to continuously improve the environmental responsibility of the items we sell in our seafood department. This commitment recognizes the increasing importance of sustainability in being able to provide our customers with the highest quality seafood they expect from us for many years to come.

•
Produce. We offer our customers a “farmers’ market” experience focused on freshness, variety and abundant displays. We also pride ourselves on offering our customers the “best eating” varieties year-round, and offer a mix of conventional, certified organic and local produce throughout the year depending on quality and availability. An example of our “best eating” varieties is our SweeTango apple that may not be available in conventional supermarkets. Our commitment to local and regional products is brought to life throughout our produce department, where we recognize that some of the best products in the world are right in the backyards of our stores. Through our Local 100 program we define local products as those produced within 100 miles of our store.  The Regional 300 program brings products sourced within 300 miles of a store.

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

•
Prepared Foods. We have a growing prepared foods department with a broad selection of quality products. Our prepared foods operations are focused on simplicity of execution, often relying on standardized recipes and instructions provided to the stores to maintain consistency in quality and food safety across the stores while maintaining a homemade, fresh look and great taste. Our prepared foods include entrees such as turkey meatloaf and manicotti, rotisserie selections such as whole chickens and baby back ribs and freshly made sandwiches and sides.

•
Deli. Our European-style delicatessen features a broad assortment of high-quality deli meats and typically offers more than 200 varieties of imported and domestic cheeses. Our cheese selection includes Parmesan Reggiano, fresh mozzarella, manchego, gruyere and imported brie. Our deli meats are sliced to customer specifications and most cheese is cut, wrapped and weighed in-store.

•
Bakery. We utilize a combination of in-store and third-party bakeries to produce our baked goods. The presence of daily in-store baking enhances the customer’s shopping experience and reinforces the freshness and value provided in each store. The open layout of our bakery contributes to our aesthetically-pleasing store environment by, for example, allowing our customers to see and smell warm cookies as they come out of the oven.

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

•
Beer and Wine. We believe that wine enhances our customers’ food experience. We offer a carefully selected assortment of highly-ranked wines at affordable prices, everyday wines and wine from local vintners. We also offer beers from local, domestic and foreign brewers. Beer and wine sales are subject to applicable law and may not be available in every store.

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

We believe our ability to identify, source, merchandise and market differentiated products is critical to our success. We carefully select new products based on a variety of attributes including taste, color, size, grade, marbling, growing conditions, origins and freshness. Our centralized merchandising team rigorously rotates, updates and re-evaluates our existing merchandise offerings and regularly tests new products in our stores to excite our customers and to better understand customer preferences. Although our typical store carries approximately 10,000 to 11,000 SKUs at any one time, our stores carry many more SKUs over the course of a year. This allows us to maintain a consistent flow of new and seasonal products in our stores and keep our product assortment fresh and relevant.

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

We may periodically promote and offer special pricing on select items for limited periods of time to attract new customers and encourage existing customers to try new or additional product offerings.

Stores

Our stores are organized around distinct departments with engaging merchandise displays that reinforce our emphasis on freshness and service. In addition, our stores are decorated and designed to evoke a “neighborhood grocer” feel, and in some cases are customized to local and regional tastes. The careful design of our stores creates a warm, inviting atmosphere that evokes a simple elegance, with colorful product presentations, accent lighting and music. The aroma of flowers, coffee and freshly baked goods permeates the stores and other amenities, such as free coffee daily and cut-to-order meats, enhance the shopping experience for our customers. The Fresh Market store atmosphere is meant to encourage the customer to slow down, interact with employees and enjoy the shopping experience.

Each of our stores uses standardized product display fixtures with flexible arrangement and design options that enable us to accommodate each store’s distinct shape, size and layout. Each of our discrete departments, such as deli, bakery, seafood and meat, has several well-developed merchandising and display alternatives to optimize the available space. We position our full-service departments adjacent to each other to provide a “market feel” and foster interaction between employees and customers. As a result, although departments are systematically arranged, they appear customized to local tastes. This further reinforces our ability to successfully replicate our customers’ shopping experience and retain the charm of a “neighborhood grocer.”

Store Staffing and Operations

Our typical store is staffed with approximately 70-80 full- and part-time employees including a store manager, two to three assistant store managers and five department heads. The store management team is responsible for all aspects of store execution, including managing inventory and cash, maintaining a clean and engaging store environment, and hiring, training and supervising our store employees. Importantly, we encourage our employees, especially our store managers, to engage regularly with our customers. To facilitate interaction between staff and customers, our store managers are typically positioned on our selling floor, near our service counters.

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

Training and Development

We believe that our success and our growth are dependent upon hiring, training, retaining, developing and promoting qualified and enthusiastic employees who share our passion for delivering an extraordinary food shopping experience. We maintain a significant and growing resource library of training materials that facilitates the identification and exchange of expertise across all of our operations. Nearly all of our store managers and district managers are promoted from within, and we actively track and encourage mobility to ensure a sufficient pipeline of store managers and assistant store managers.

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

Our current distribution strategy is to capitalize on the capabilities of third-party logistics providers and, as such, we do not own warehouses, distribution facilities or transportation equipment. We currently outsource substantially all of our logistics functions to third-party distributors and vendors.

We believe that our distribution strategy enables us to:

•	focus on our core competency of in-store food retail rather than logistics; and

•	capture scale efficiencies and increase negotiating power with both our suppliers and our distributors.

With our logistics arrangements we seek to increase our efficiency, generate higher margins and achieve better returns. As a result, we are willing to switch logistics providers or consider new strategies from time to time when appropriate.

Since 2007, Burris Logistics has been our primary logistics provider, and has managed inventory replenishment, warehouse operations and transportation for all of our stores. Burris Logistics warehoused and distributed products that accounted for approximately 57% of the merchandise we purchased during fiscal 2014. The term of our agreement with Burris Logistics, as amended, extends into February 2018. We expect that Burris Logistics will have sufficient capacity to accommodate our anticipated growth through the short and medium term and that we have various alternatives, including Burris Logistics, available to us for long-term growth.

We also have certain direct to store vendors that distribute across all our stores, as well as individual, store-managed relationships with local vendors.

Marketing and Advertising

We believe that the distinct and superior food shopping experience we offer our customers, and our customers’ association of that shopping experience with The Fresh Market, are major drivers of our comparable store sales and enable us to spend less on advertising than our conventional competitors. We rely significantly on favorable word-of-mouth publicity to drive sales growth rather than traditional advertising activities, such as weekly newspaper circulars that are focused on price promotions. In fiscal 2014, our marketing expense was 0.3% of annual revenues, which we believe is significantly lower than that of most of our competitors. We spend most of our marketing budgets on in-store merchandising-related activities, including promotional signage and events such as cooking demonstrations, product samplings and other seasonal events. We use in-store signage and a monthly magazine titled "Inspirations" to highlight new products and any differentiated aspects of our products.

To supplement our in-store signage and word-of-mouth publicity, we also engage in targeted marketing activities to drive awareness, customer engagement and loyalty. These activities include focused media buys in prioritized markets (e.g., to support grand openings), public relations strategies, personalized marketing in the form of email and direct mail, social media dialogue, and local community engagement through partnerships, sponsorships and charitable donations. We also distribute a weekly electronic newsletter named “Fresh Ideas” to share new products, seasonal produce, recipes and weekly specials with our customers.

In addition, our website enables customers to learn more about us and read about food-related topics that may be of interest to them. The website also provides an opportunity for customers to request a newsletter and place catering and holiday meal orders online.  We also collect customer feedback through a dedicated customer loyalty team, monitoring of social media dialogue, and a receipt-based customer satisfaction survey.
Competition
Food retail is a large and competitive industry. Our competition varies and includes national conventional supermarkets such as Kroger and Safeway, regional conventional supermarkets such as Harris Teeter, Giant and Publix, national superstores such as Wal-Mart and Target, alternative food retailers such as Whole Foods Market, Trader Joe’s and Sprouts Farmers Market, and local conventional supermarkets, natural foods stores, smaller specialty stores and farmers’ markets. Each of these stores competes with us on the basis of product selection and quality, customer service, store format, location and price, or a combination of these factors. We believe our commitment to high-quality perishable offerings at competitive prices and our focus on customer service differentiate us in this marketplace.

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

Regulatory

Our stores are subject to various local, state, federal and international laws, regulations and administrative practices affecting our business. We must comply with provisions regulating health and sanitation standards, food handling and labeling, weights and measures, non-discrimination, wages and hours, licensing for the sale of food and, in many stores, licensing for beer and wine or other alcoholic beverages. The manufacturing, processing, formulating, packaging, labeling and advertising of products are subject to regulation by various federal agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission, the United States Department of Agriculture, the United States Consumer Product Safety Commission and the United States Environmental Protection Agency, as well as various state and local agencies.

Insurance

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, product liability, directors' and officers’ liability, employee health care benefits, and other casualty and property risks. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers, and changes in discount rates could all affect ultimate settlements of claims. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Employees

 As of January 25, 2015, we employed approximately 12,400 people, consisting of approximately 7,800 full-time employees and approximately 4,600 part-time employees, none of whom are subject to a collective bargaining agreement. We believe our employee relations are good.

Seasonality

The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

Inflation

While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our fiscal 2014 results of operations and financial condition were moderate. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Note on Terminology

References to “we”, “our”, “us” and the “Company” used throughout this document refer to The Fresh Market, Inc. and its subsidiaries.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our proxy statement, and any amendments to these reports, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available on our website at www.thefreshmarket.com, as soon as reasonably practicable after we file these reports electronically with, or furnish them to, the Securities and Exchange Commission (“SEC”). Except as otherwise stated in these reports, the information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

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

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. Successful implementation of this strategy depends upon, among other things:

•	the identification of suitable and available sites for store locations, including sites in new markets;

•	the negotiation of acceptable lease terms for store sites;

•	the ability to continue to attract customers to our stores largely through favorable word-of-mouth publicity, rather than through conventional advertising;

•	the hiring, training and retention of skilled store personnel;

•	the identification and relocation of experienced store management personnel;

•	the effective management of inventory to meet the needs of our stores on a timely basis;

•	the availability of sufficient levels of cash flow or necessary financing to support our expansion; and

•	the ability to successfully address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets.

Although we have identified enhancements to our real estate process, which include greater emphasis on existing markets, modifying our real estate selection process and sales forecasting, and updating our white space analysis, we may not be able to identify suitable and available sites to support our growth strategy. The sites that are identified may not produce the levels of sales we predict or that are necessary for a new store to operate profitably. Further, new store openings in markets where we have existing stores may result in reduced sales volumes at our existing stores in those markets.

We, or our third-party vendors, may not be able to adapt our distribution, management information and other operating systems to adequately supply products to new stores at competitive prices so that we can operate the stores in a successful and profitable manner. We currently do not participate in many of the traditional marketing activities of conventional food retailers, and rely significantly on favorable word-of-mouth publicity to drive sales. We cannot assure you that we will continue to grow through new store openings or through favorable word-of-mouth publicity in the future. Additionally, store expansion into geographic areas in which we currently do not operate may place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. If we experience a decline in performance, or new stores or new markets do not meet our expectations, we may slow or discontinue store openings, or we may decide to close individual stores or exit a market, as we did in exiting the California market in March 2015. In the past fifteen years, we have closed nine stores before the expiration of their primary lease terms, four of which were closed during fiscal 2014 and three of which were closed subsequent to the end of that fiscal year, and all of which were in new markets outside our historical footprint. If we fail to successfully implement our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

Our new store base, or stores opened or acquired in the future, may negatively impact our financial results in the short term and may not achieve sales and operating levels consistent with our mature store base on a timely basis or at all.

We have actively pursued new store growth in existing and new markets and plan to continue doing so in the future. Our growth continues to depend, in part, on our ability to open and operate new stores successfully. New stores may not achieve sustained sales and operating levels consistent with our mature store base on a timely basis or at all. This may have an adverse effect on our financial condition and operating results. In addition, if we acquire stores in the future, we may not be able to successfully integrate those stores into our existing store base and those stores may not be as profitable as our existing stores. We cannot assure you that our new store openings will be successful or result in greater sales and profitability for the Company. New stores build their sales volume and their customer base over time and, as a result, generally have lower gross margin rates and higher operating expenses, as a percentage of net sales, than our more mature stores. New store openings may negatively impact our financial results in the short term due to the effect of pre-opening and applicable store management relocation costs and lower sales and contribution to overall profitability. In addition, our comparative results from one fiscal period to another may be impacted by the relative timing of new store openings within those fiscal periods. Any failure to successfully open and operate new stores in the time frames and at the costs estimated by us could adversely affect our financial condition and operating results and result in a decline of the price of our common stock.
Another factor is our success in developing stores in new markets. There are inherent risks in opening new stores, especially in new markets, including the lack of experience, logistical support, and brand awareness. Some of our new stores, including those opened in Texas in fiscal 2014, may be located in areas where we have little or no brand recognition in local markets. Those markets may have different competitive and market conditions, consumer tastes and discretionary spending patterns than our existing markets, as well as higher costs of entry, which may cause our new stores to be less successful than stores in existing markets. These factors may result in lower than anticipated sales and cash flow for stores in new markets along with higher pre-opening costs. In the event stores in new markets do not achieve the sales that we expect, we may expend additional resources through advertising, promotions or service offerings in order to improve sales performance. Further, if expected sales are not achieved and our efforts to increase sales and store profitability do not succeed, we may be forced to take an impairment charge, if future undiscounted cash flows expected to be generated by an asset group does not exceed the carrying value of that asset group, or close the underperforming store.

Our inability to maintain or improve levels of comparable store sales growth could have a material adverse effect on our business, financial condition and results of operations and cause our stock price to decline.

We may not be able to maintain or improve the levels of comparable store sales growth that we have experienced in the past. In addition, our overall comparable store sales have fluctuated in the past and will likely fluctuate in the future. A variety of factors affect comparable store sales, including consumer preferences, buying trends and spending levels, competition, economic conditions, product pricing and availability, in-store merchandising-related activities, consumer perceptions of our stores, the frequency with which consumers visit our stores, and our ability to source and distribute products efficiently. In addition, many specialty retailers have been unable to sustain high levels of comparable store sales growth during and after periods of substantial expansion. These factors may cause our comparable store sales results to be materially lower than in past periods, which could have a material adverse effect on our business, financial condition and results of operations and result in a decline in the price of our common stock.

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

Ongoing economic uncertainty continues to negatively affect consumer confidence and discretionary spending. Our results of operations may be materially affected by changes in overall economic conditions that impact consumer confidence and spending, including discretionary spending. This risk may be exacerbated if customers choose lower-cost alternatives to our product offerings in response to economic conditions, or if consumers perceive our stores as destinations for special occasions rather than regular shopping. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, interest rates, tax rates, and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors. In addition, inflation or deflation can impact our business. Food deflation could reduce sales growth and earnings, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result, our results of operations could be materially adversely affected.

We face competition in our industry, and our failure to compete successfully may have an adverse effect on our profitability and operating results.

Food retail is a large and competitive industry. Our competition varies and includes national, regional and local conventional supermarkets, national superstores, alternative food retailers, natural foods stores, smaller specialty stores, and farmers’ markets. Each of these stores competes with us on the basis of product selection and quality, customer service, store format, location and price, or a combination of these factors. In addition, some competitors are aggressively expanding their number of stores or their product offerings, including within our core markets in the southeastern United States where competition in the past had been less intense. In their new or remodeled stores, our competitors often increase the space allocated to perishable food and specialty food categories, which are our core categories. Some of these competitors may have been in business longer or may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. As competition in certain areas intensifies or competitors open stores within close proximity to our stores, our results of operations may be negatively impacted through a loss of sales, reduction in margin from competitive price changes or greater operating costs. Further, any attempt by a competitor to copy or mimic our smaller-box format or operating model could materially impact our business, results of operations and financial condition by causing a decrease in our market share and our sales and operating results. Increased competition may also make obtaining suitable sites for new stores and employee retention more difficult and raise our occupancy costs and our cost of hiring and retaining qualified employees.

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

From time to time, third parties have used names similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. If we are unable to prevent third parties from using such names and trademarks, the value of our registered trademarks may be diluted and customer confusion may result. Third parties have also, from time to time, opposed our trademarks and challenged our intellectual property rights. We respond to these actions on a case-by-case basis. The outcomes of these actions have included both negotiated out-of-court settlements as well as litigation.

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

Our success depends on our ability to identify, source and market new products that meet our high standards and customer preferences and our ability to offer our customers an aesthetically pleasing shopping environment.

Our success depends on our ability to identify, source and market new products that both meet our standards for quality and appeal to customers’ preferences. Consumer preferences may change rapidly and without warning. A change in consumer preferences away from our offerings could have a material adverse effect on our business. A small number of our employees, including our in-house merchants, are primarily responsible for both sourcing products that meet our high specifications and identifying and responding to changing customer preferences. Failure to source and market such products, or to accurately forecast changing customer preferences, could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores. In addition, the sourcing of our products is dependent, in part, on our relationships with our vendors. If we are unable to maintain these relationships we may not be able to continue to source products at competitive prices that both meet our standards and appeal to our customers. We also attempt to create a pleasant and appealing shopping experience. If we are not successful in creating a pleasant and appealing shopping experience we may lose customers to our competitors. If we do not succeed in maintaining good relationships with our vendors and in introducing and sourcing new products that consumers want to buy, or if we are unable to provide a pleasant and appealing shopping environment or maintain our level of customer service, our sales, operating margins and market share may decrease, resulting in reduced profitability.

Our stores rely heavily on sales of perishable products, and ordering errors or product supply disruptions may have an adverse effect on our profitability and operating results.

We have a significant focus on perishable products. Sales of perishable products accounted for approximately two-thirds of our total sales in fiscal 2014. We rely on various suppliers and vendors to provide and deliver our perishable product inventory on a continuous basis. We could suffer significant product inventory losses in the event of the loss of a major supplier or vendor, disruption of our distribution network, extended power outages, natural disasters or other catastrophic occurrences. We have implemented certain systems to ensure our ordering is in line with demand. We cannot assure you, however, that our ordering systems will always work efficiently, in particular in connection with the opening of new stores, which have no, or a limited, ordering history. If we were to over-order, we could suffer inventory losses, which would negatively impact our operating results, while under-ordering could leave us unable to meet consumer demand.

Increased commodity prices may impact profitability.

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

As of January 25, 2015, we operated 40 stores in Florida, making Florida our largest market and representing 24% of our total stores. We also have store concentration in North Carolina, Virginia and Georgia, operating 19 stores, 13 stores, and 12 stores in those states, respectively. As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics and population.

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

All of our stores are leased and we are subject to risks associated with our current and future real estate leases for our stores. Our costs could increase because of changes in the real estate markets, entry into new, higher cost markets and supply or demand for real estate sites. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the remaining lease term, and we may not be able to find acceptable assignees or sublessees for such locations. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all and we may not be able to find replacement locations that will provide for the same success as current store locations.
Our high level of fixed lease obligations could adversely affect our financial performance.

Our high level of fixed lease obligations will require us to use a portion of cash generated by our operations to satisfy these obligations, and could adversely impact our ability to obtain future financing, if required, to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our leases, which generally provide for periodic increases in rent. If we are not able to make the required payments under the leases, the owners of the relevant properties may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under certain leases could trigger defaults under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

Future consumer, employment or other litigation could adversely affect our financial condition and results of operation.

Our retail operations are characterized by transactions involving a wide array of product selections, including prepared food. These operations carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in many other industries. Consequently, we have been, are, and may in the future become a party to individual personal injury, products liability and other legal actions in the ordinary course of our business. While these actions are generally routine in nature, incidental to the operation of our business and immaterial in scope, if our assessment of any action or actions should prove inaccurate, our financial condition and results of operations could be adversely affected. Additionally, we are occasionally exposed to industry-wide or class-action claims arising from the products we carry or industry-specific business practices.

We also have been, are, and may in the future become subject to claims for discrimination, harassment, wages and hours, and other federal and or/state employment matters, including claims that may be brought on behalf of a putative class of employees. For example, we are party to a lawsuit that was filed against us in U.S. District Court in Connecticut alleging that the manner in which we implemented and applied the fluctuating workweek method for calculating overtime due to our department managers violated the federal Fair Labor Standards Act. Certain claims asserted in such lawsuits, if resolved against us, could give rise to substantial damages. Our defense costs and any resulting damage awards or settlement amounts may not be covered by our insurance policies. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial position, liquidity and results of operations in a particular period or periods.

Our business could be harmed by a failure of our information technology, administrative or outsourcing systems, including a security breach.
We rely on our information technology, administrative and outsourcing systems to effectively manage our business data, communications, supply chain, order entry and fulfillment and other business processes, such as our financial and reporting systems. The failure of our information technology, administrative or outsourcing systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers, causing our business to suffer. In addition, our information technology, administrative and outsourcing systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and other malware, security breaches, including breaches of our transaction processing or other systems that could result in the compromise of confidential or sensitive customer, employee or Company data, and usage errors or other actions by an employee. Further, we process a large number of credit and debit card transactions each year. We may also collect and store personal information relating to our employees and customers. A security breach may compromise the security of such credit and debit card transactions or such personal information, as well as confidential or sensitive corporate information, and may continue undetected for a period of time, increasing the potential impact on such data. Due to the evolving nature of cyber security threats, the scope and impact of any incident cannot be predicted. While we actively manage information technology security risks within our control to protect against data security breaches, there can be no assurance that such breaches will not occur, be detected in a timely manner or be covered by insurance. Any such breach, damage or interruption could have a material adverse effect on our business, result in the disclosure of confidential, sensitive, or proprietary business information, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, reduce customers’ willingness to use credit and debit cards in our stores, require us to expend significant time and expense developing, maintaining or upgrading our information technology, administrative or outsourcing systems or prevent us from paying our suppliers or employees, receiving payments from our customers or performing other information technology, administrative or outsourcing services on a timely basis. Data security breaches are increasing in frequency and sophistication and breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting new federal and state laws and legislative proposals addressing data privacy and security, as well as increased data protection obligations imposed on merchants by credit card issuers. As a result, we may become subject to more extensive requirements to protect the financial and personal information that we handle, and incur significant compliance costs.

Changes in accounting standards and estimates could materially impact our results of operations.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as accounting for inventories, impairment of long-lived assets, insurance reserves, closed store reserves, leases, unclaimed property laws, income taxes and share-based compensation, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in underlying estimates, assumptions or judgments by our management could significantly change our reported or expected earnings.
Also, new accounting guidance may require systems and other changes that could increase our operating costs or change our financial statements.  Implementing future accounting guidance related to leases and other areas impacted by the current convergence project between the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) could require us to make significant changes to our lease management system or other accounting systems, and could result in changes to our financial statements.
Risks associated with insurance plan claims and actuarial estimates could increase future expenses.

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, product liability, director and officers’ liability, employee health care benefits, and other casualty and property risks. The liability for these claims has been determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. Any actuarial projection of losses is subject to a high degree of variability. Changes in legal trends and interpretations, variability in inflation rates, changes in the nature and method of claims settlement, benefit level changes due to changes in applicable laws, insolvency of insurance carriers and changes in discount rates could all affect the level of reserves required and could cause material future expense to maintain reserves at appropriate levels.

Health care reform could adversely affect our business.

Our expenses relating to employee health benefits are significant. In March 2010, the United States government enacted health care reform legislation that required significant changes to the health care payment and delivery system. The health care reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The legislation includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and the level of health benefits that will be required and the amount of payment health care providers will receive. Although many of the provisions of the health care reform legislation have not yet become effective, we anticipate our compliance with such provisions may increase our employee healthcare-related costs and therefore our operating expenses.
Energy costs are a significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may impact our profitability.

We utilize natural gas, water, sewer and electricity in our stores and our third-party logistics providers use gasoline and diesel in the trucks that deliver products to our stores. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores and may increase the costs of our products. We may not be able to recover these rising costs through increased prices charged to our customers, and any increased prices may exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which would impact our profitability.

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

We currently rely upon independent third-party service providers for all product shipments to our stores. In particular, we rely on one third-party service provider, Burris Logistics, to provide key services related to inventory management, warehousing and transportation, and, as a result, much of the product is stored at warehouses maintained by Burris Logistics. See “Item 1. Business—Sourcing and Distribution.” Products sourced and distributed through Burris Logistics accounted for approximately 57% of the merchandise we purchased during fiscal 2014.

Although we have not experienced difficulty in our inventory management, warehousing and transportation to date with Burris Logistics, interruptions could occur in the future. Further, although we expect that Burris Logistics, and our other key vendors, will have sufficient capacity to accommodate our anticipated growth, they may not have the resources to do so. Any significant disruptions in our relationship with Burris Logistics to service our stores prior to the end of the current term of our agreement, or significant disruptions in our relationships with our other key vendors, including due to their inability to accommodate our growth, would make it difficult for us to continue to operate our existing business or pursue our growth plans until we execute replacement agreements or develop and implement self-distribution processes. In addition, if our vendors fail to comply with transportation or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted.

While we believe that other third-party service providers could provide similar services on reasonable terms, they are limited in number and we cannot assure you that we would be able to find a replacement distributor on a timely basis or that such distributor would be able to fulfill our demands on commercially reasonable terms, which could have a material adverse effect on our results of operations and financial condition. We also believe that other distribution strategies may be available, but any such strategies could require significant time to implement, and there is no assurance that such strategies would result in cost savings or adequate service levels. In addition, labor shortages in the transportation industry, long-term disruptions to the national and international transportation infrastructure, reduction in capacity and industry-specific regulations such as hours-of-service rules that lead to delays or interruptions of deliveries could negatively affect our business.

Products we sell could cause unexpected side effects, illness, injury or death that could result in their discontinuance or expose us to lawsuits, either of which could result in unexpected costs and damage to our reputation.

There is increasing governmental scrutiny of and public awareness regarding food safety. Unexpected side effects, illness, injury or death caused by products we sell, whether food or non-food, could result in the discontinuance of sales of these products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and death could also expose us to product liability or negligence lawsuits. In particular, the sale of food products entails an inherent risk of product liability claims, product recalls and the resulting negative publicity. Food products containing contaminants or allergens could be inadvertently manufactured, prepared or distributed by us and, if processing at the consumer level does not eliminate them, these contaminants or allergens could result in illness or death. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to perform product recalls in the future, whether on food or other products. Any such claims, recalls or adverse publicity with respect to our private label products may have an even greater negative effect on our sales and operating results, in addition to generating adverse publicity for our private label brand.
Any claims brought against us may exceed our existing or future insurance policy coverage or limits, or not be covered by any rights to indemnity or contribution we have against others. Our insurance carriers may contest their coverage obligations. Any judgment against us that is in excess of our available insurance coverage would have to be paid from our cash reserves, which would reduce our capital resources. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding the Company, or our brand or products, which could in turn harm our reputation and net sales, and could have a material adverse effect on our business, results of operations or financial condition.

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
Products that we sell may carry claims as to their origin, ingredients or health benefits, including, by way of example, the use of terms such as “natural.” The use of these terms may not be subject to uniform standards. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions, including class actions, against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims, including claims related to genetically modified ingredients. In limited circumstances, the FDA has taken regulatory action against products labeled “natural” that nonetheless contain synthetic ingredients or components. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Any of these events could adversely affect our reputation and brand and decrease our sales, which would have a material adverse effect on our business, financial condition and results of operations.

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

The food retail industry is labor intensive, and our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture, are mobile in order to support our growth, and are able to represent our brand effectively and establish credibility with our business partners and consumers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the workforce in the markets in which we are located, unemployment levels within those markets, unionization of the available workforce, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. Various movements have sought to increase retail employee wages, with some effect on minimum wage rates in certain localities, which may also cause wage rates above the minimum to increase in those markets. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our earnings to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

The loss of key employees could negatively affect our business.

A key component of our success is the experience of our key employees, including our Interim Chief Executive Officer and President, Sean Crane, our Senior Vice President - Real Estate and Development, Randy Young, and our Senior Vice President - Merchandising and Supply Chain, Marc Jones. These employees have extensive experience in our industry and are familiar with our business, systems and processes. The loss of the services of one or more of our key employees could impair our ability to manage our business effectively. We do not maintain key person insurance on any employee.

In addition to these key employees, we have other employees in positions, including those employees responsible for our merchandising, operations, information technology, and real estate departments, which, if vacant, could cause a temporary disruption in our business until such positions are filled.

Union attempts to organize our employees could negatively affect our business.

None of our employees are currently subject to a collective bargaining agreement. As we continue to grow and enter different regions, unions may attempt to organize all or part of our employee base at certain stores or within certain regions. Responding to such organization attempts may distract management and employees and may have a negative financial impact on individual stores, or on our business as a whole.

Various aspects of our business are subject to federal, state and local laws and regulations. Our compliance with these laws and regulations may require additional capital expenditures and could materially adversely affect our ability to conduct our business as planned.

We are subject to federal, state and local laws and regulations relating to matters such as product labeling, weights and measures, zoning, land use, environmental protection, workplace safety, food safety, public health, and alcoholic beverage sales. In particular, the states in which we operate and several local jurisdictions regulate the licensing of supermarkets and the sale of alcoholic beverages. In addition, certain local regulations may limit our ability to sell alcoholic beverages at certain times. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, immigration, disabled access and work permit requirements. Compliance with new laws in these areas, or with new or stricter interpretations of existing requirements, could reduce the revenue and profitability of our stores and could otherwise materially adversely affect our business, financial condition or results of operations. Our new store openings could be delayed or prevented or our existing stores could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Our stores are subject to unscheduled inspections on a regular basis, which, if violations are found, could result in the assessment of fines, suspension of one or more needed licenses and, in the case of repeated “critical” violations, closure of the store until a re-inspection demonstrates that we have remediated the problem. Additionally, a number of federal, state and local laws impose requirements or restrictions on business owners with respect to access by disabled persons. Our compliance with these laws may result in modifications to our properties, or prevent us from performing certain further renovations. We cannot predict the nature of future laws, regulations, interpretations or applications, or determine what effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state and local regulatory schemes would have on our business in the future.

The terms of our revolving credit facility may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Our revolving credit facility contains, and any additional debt financing we may incur would likely contain, covenants that restrict our operations, including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. A failure by us to comply with the covenants or financial ratios contained in our revolving credit facility could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in our revolving credit facility. If the indebtedness under our revolving credit facility were to be accelerated, our future financial condition could be materially adversely affected.

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

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market by affiliates of the Company. The sales, or the perception that these sales might occur, could depress the market price. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The Berry family, our founding stockholders, has rights to require us to file registration statements registering additional sales of shares of common stock or to include sales of such shares of common stock in registration statements that we may file for ourselves or other stockholders. Subject to compliance with applicable lock-up restrictions, shares of common stock sold under these registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital. Additionally, we will bear all expenses in connection with any such registrations (other than stock transfer taxes and underwriting discounts or commissions).

Also, in the future, we may issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of our common stock.

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

Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock. Our management concluded that its internal control over financial reporting was effective as of January 25, 2015. See “Item 9A. Controls and Procedures — Management’s Annual Report on Internal Control Over Financial Reporting.”

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

We have entered into a tax indemnification agreement with certain stockholders and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the initial public offering.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.      Properties.

Our corporate headquarters are located in Greensboro, North Carolina and, as of January 25, 2015, we operated 169 stores in 27 states. In fiscal 2013 we increased our store base by 22 stores and in fiscal 2014 we increased our store base by 18 stores. The following store list shows the number of stores operated in each state as of January 25, 2015:

	Total Number of		Total Number of
State	Stores	State	Stores
Alabama	6	Mississippi	1
Arkansas	2	New Hampshire	1
California	3	New Jersey	3
Connecticut	2	New York	4
Florida	40	North Carolina	19
Georgia	12	Ohio	6
Illinois	9	Oklahoma	1
Indiana	5	Pennsylvania	4
Iowa	1	South Carolina	7
Kansas	2	Tennessee	8
Kentucky	3	Texas	6
Louisiana	4	Virginia	13
Maryland	4	Wisconsin	2
Massachusetts	1

		Total	169

We currently lease all of our stores as well as our corporate headquarters. Our typical lease has a primary term of ten to fifteen years, with multiple options to renew that extend the term of our control. We do not believe that any individual store property is material to our financial condition or results of operation. Additionally, in 2013 we started leasing certain buildings under a capital lease agreement, and in other instances we have leased buildings in which we are considered the owner of the building for accounting purposes.

Of the leases for our stores, five expire in fiscal 2015, four expire in fiscal 2016 and the balance expire at varying terms thereafter. We control options to renew and extend the terms of each of the store leases scheduled to expire in fiscal 2015 and 2016.

In addition to new store openings, we occasionally refresh or remodel and relocate existing stores to improve operating performance. Despite the relative youth of our store base, we continuously consider whether any of our stores need to be refreshed, remodeled or relocated. We generally relocate stores to improve site characteristics or if customer demographics in the area have changed. We plan to refresh or remodel ten stores in fiscal 2015.

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
We are party to a lawsuit that was filed against us in U.S. District Court in Connecticut alleging that the manner in which we implemented and applied the fluctuating workweek method for calculating overtime due to our department managers violated the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which we use the fluctuating workweek method of compensation. We believe that the plaintiff's claims are without merit and intend to vigorously defend ourselves in this proceeding. At this time, we cannot predict whether the Court will certify a collective action, how it will rule on the merits of the claim, and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable in this matter, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The NASDAQ Global Select Market under the symbol "TFM" since November 5, 2010, subsequent to our initial public offering. Prior to that date, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The NASDAQ Global Select Market for each quarter during the fiscal years ended January 25, 2015 and January 26, 2014:

	High	Low
Fiscal year ended January 25, 2015
January 27, 2014 to April 27, 2014	$36.83	$31.79
April 28, 2014 to July 27, 2014	37.41	28.70
July 28, 2014 to October 26, 2014	36.94	29.47
October 27, 2014 to January 25, 2015	41.76	34.06
Fiscal year ended January 26, 2014
January 28, 2013 to April 28, 2013	$50.45	$36.51
April 29, 2013 to July 28, 2013	54.85	40.11
July 29, 2013 to October 27, 2013	57.16	46.64
October 28, 2013 to January 26, 2014	52.86	34.72

As of January 25, 2015, we had approximately 9 holders of record of our common stock. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our common stock is held of record in broker ‘‘street names.’’

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

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between November 5, 2010 (the date our stock began trading on the NASDAQ Global Select Market) and January 25, 2015, with the cumulative total return of (i) the NASDAQ Composite Index and (ii) the S&P Food Retail Index, over the same period. This graph assumes the investment of $100 on November 5, 2010 in our common stock at the closing price of $32.11 on such date (rather than the initial public offering price of $22.00 per share), the NASDAQ Composite Index and the S&P Food Retail Index and assumes the reinvestment of dividends, if any.

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
$250
$200
$150
$100
$50
11/5/10
12/31/10
1/30/11
1/29/12
1/27/13
1/26/14
1/25/15
The Fresh Market, Inc.
NASDAQ Composite Index
S&P Food Retail Index

Item 6. Selected Financial Data.

The following tables set forth our selected historical financial and other data, as well as certain pro forma information that reflects the income tax effect of our conversion from an S-corporation to a C-corporation in 2010.

The historical consolidated balance sheets data as of January 25, 2015, and January 26, 2014, and the historical consolidated statements of income data for the years ended January 25, 2015, January 26, 2014 and January 27, 2013, have been derived from our audited consolidated financial statements, which are included in "Item 15. Exhibits and Financial Statement Schedules" of this Form 10-K. The historical consolidated balance sheets data as of January 27, 2013, January 29, 2012, January 30, 2011, and December 31, 2010 and our historical consolidated statements of income for the year ended January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010, have been derived from our audited consolidated financial statements, which are in our previously filed Annual Reports on Form 10-K. Our consolidated financial statements as of and for the years ended January 25, 2015, January 26, 2014, January 27, 2013, and January 29, 2012, the one month ended January 30, 2011, and the year ended December 31, 2010 were audited by Ernst & Young LLP, independent registered public accounting firm.

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

	Year Ended (1)					One Month Ended	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013	January 29, 2012	January 30, 2011 (unaudited) (2)	January 30, 2011	December 31, 2010
	(dollars in thousands, except share and per share amounts)
Consolidated Statements of Income Data:
Sales	$1,753,166	$1,511,657	$1,329,131	$1,108,035	$980,403	$78,149	$974,213
Cost of goods sold	1,158,546	996,301	877,433	741,184	659,344	53,302	654,986
Gross profit	594,620	515,356	451,698	366,851	321,059	24,847	319,227
Selling, general and administrative expenses (3) (4)	406,452	349,813	303,495	247,047	245,955	17,623	244,378
Impairments and store closure costs (5)	22,589	27,505	976	437	775	37	792
Depreciation	61,966	54,657	45,741	36,485	33,483	2,729	33,122
Income from operations	103,613	83,381	101,486	82,882	40,846	4,458	40,935
Other expenses (income):
Interest expense	4,375	3,783	1,498	1,858	2,209	87	2,374
Other income, net	—	—	—	(2)	(171)	(1)	(170)
Income before provision for income taxes	99,238	79,598	99,988	81,026	38,808	4,372	38,731
Recognition of net deferred tax liabilities upon C-corporation conversion (6)	—	—	—	—	19,125	—	19,125
Tax provision (benefit) (6)	36,213	28,791	35,855	29,631	(1,655)	1,712	(3,309)
Net income	$63,025	$50,807	$64,133	$51,395	$21,338	$2,660	$22,915
Net income per share
Basic and diluted	$1.30	$1.05	$1.33	$1.07	$0.44	$0.06	$0.48
Dividends declared per common share	$—	$—	$—	$—	$0.83	$—	$1.00
Shares used in computation of net income per share,
Basic	48,298,653	48,206,879	48,076,675	48,002,273	47,991,045	47,991,045	47,991,045
Diluted	48,475,735	48,394,338	48,294,299	48,137,519	48,014,349	48,095,459	48,059,882

	Year Ended (1)					One Month Ended	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013	January 29, 2012	January 30, 2011 (unaudited) (2)	January 30, 2011	December 31, 2010
	(dollars in thousands, except share and per share amounts)
Pro Forma Data (unaudited):
Income before provision for income taxes					$38,808		$38,731
Pro forma provision for income taxes (7)					15,172		15,113
Pro forma net income (7)					$23,636		$23,618
Pro forma net income per share (7)
Basic and diluted					$0.49		$0.49
Other Operating Data (unaudited):
Number of stores at end of period	169	151	129	113	100	100	100
Comparable store sales growth (8)	2.9%	3.2%	5.7%	5.4%	5.0%	1.4%	5.0%
Gross square footage at end of period (in thousands)	3,580	3,200	2,714	2,383	2,129	2,129	2,129
Average comparable store size (gross square feet) (9)	21,085	21,123	21,192	21,256	21,239	21,273	21,205
Comparable store sales per gross square foot during period (9)	$533	$535	$524	$501	$480	$—	$481
Balance Sheet Data (end of period):
Total assets	$537,452	$469,628	$385,369	$323,340	$258,857	$258,857	$258,002
Total long-term obligations	$33,337	$50,769	$44,088	$64,000	$81,850	$81,850	$82,450
Total stockholders' equity	$328,787	$256,265	$197,859	$126,916	$72,077	$72,077	$69,212

(1)
On January 26, 2011, our Board of Directors approved a change in our fiscal year-end from December 31 of each year to the last Sunday in January of each year, commencing with the Company’s 2011 fiscal year, which started January 31, 2011 and ended January 29, 2012.

(2)	For comparative purposes, we have presented the selected consolidated statements of income data for the unaudited fifty-two weeks ended January 30, 2011, which was not covered by the auditors’ report.

(3)	Selling, general and administrative expenses included $2.1 million of leadership change related costs for the year ended January 25, 2015.

(4)
In November 2010, we recorded share-based compensation and related payroll tax expenses of $28.8 million or $17.6 million, net of tax, in connection with our initial public offering. This expense affected the consolidated statements of income for the unaudited fifty-two weeks ended January 30, 2011 and the year ended December 31, 2010.

(5)
Impairments and store closure costs for the year ended January 25, 2015 included approximately $13.0 million in store closure and exit costs for stores closed in fiscal 2014 and approximately $9.0 million in impairment charges for certain store related assets. Impairments and store closure costs for the year ended January 26, 2014 included $26.8 million in impairment charges related to certain real estate and store related assets. There was also an additional store closure charge of $0.2 million to adjust the reserve for a previously closed store for the year ended January 26, 2014.

(6)
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

(7)
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

(8)
Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. We believe that comparability is achieved approximately 15 months after opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. When a store is closed, it is removed from comparable store sales in the period it is closed. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-K regarding our comparable store sales may not be comparable to similar data made available by our competitors.

(9)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. You should read the following discussion in conjunction with “Item 6. Selected Financial Data” and our audited consolidated financial statements and related notes which are included elsewhere in this Form 10-K. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including but not limited to those described under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and included in other portions of this Form 10-K.

Overview

The Fresh Market is a growing specialty retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of January 25, 2015, we operated 169 stores in 27 states across the United States.

We believe several key differentiating elements of our business have enabled us to execute our strategy profitably across our expanding store base. We believe that our differentiated shopping experience has helped us to expand our business significantly through favorable word-of-mouth publicity. Within our smaller-box format, we focus on higher-margin food categories and strive to deliver a more personal level of service and a more enjoyable shopping experience. Further, our smaller-box format is adaptable to different retail sites and configurations and has facilitated our successful growth. Additionally, we believe our disciplined, comprehensive approach to planning and merchandising and the support we provide our stores allow us to deliver a consistent shopping experience and financial performance across our store base.
Sales increased 16.0%, or $241.5 million, to $1.75 billion for the year ended January 25, 2015, as compared to the year ended January 26, 2014. Comparable store sales increased 2.9% for the year ended January 25, 2015, as compared to the year ended January 26, 2014. Net income increased 24.0%, or $12.2 million, to $63.0 million for the year ended January 25, 2015, from $50.8 million for the year ended January 26, 2014. Diluted earnings per share for the year ended January 25, 2015 increased to $1.30, compared to diluted earnings per share of $1.05 for the year ended January 26, 2014. Net income for the year ended January 25, 2015 included pre-tax charges of $24.5 million ($15.0 million, net of tax), or $0.31 per share on a diluted basis, associated with store closure and exit costs, impairments of certain store related assets and charges related to a change in leadership. Net income for the year ended January 26, 2014 included a pre-tax charge of $27.6 million ($16.8 million, net of tax), or $0.35 per share on a diluted basis, associated with the impairment of certain real estate and store related assets.

In addition to presenting the Company's financial results in conformity with U.S. generally accepted accounting principles (“GAAP”), we have presented our fiscal years ended January 25, 2015 and January 26, 2014 results on an adjusted basis in order to exclude the impact of certain charges associated with store closure and exit costs, impairments of real estate and certain store related assets and charges related to a change in leadership. These measures are not in accordance with, or an alternative to, GAAP and are reconciled to the Company's most recent GAAP financial statements. The Company's management believes that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to the Company's results of operations and financial condition. In addition, the Company's management uses these measures to review the Company's financial results and evaluate its business operations. For a reconciliation of adjusted results to GAAP results and a discussion of why we use non-GAAP financial measures, see “Non-GAAP Adjusted Financial Results”, “Year Ended January 25, 2015 Compared to the Year Ended January 26, 2014”, and “Year Ended January 26, 2014 Compared to the Year Ended January 27, 2013.”
Excluding the items noted above, adjusted net income was $78.0 million or $1.61 per share on a diluted basis for the year ended January 25, 2015, as compared to adjusted net income of $67.6 million or $1.40 per share on a diluted basis for the year ended January 26, 2014. The increase in adjusted net income was 15.4% and the increase in adjusted diluted earnings per share was 15.2%.

Strategic Actions

We have taken actions aimed at improving our profitability and future growth prospects. After taking into consideration extensive analysis of expected future cash flows, the long-term strategic importance of individual stores and the anticipated timeline of store openings in California, we closed our remaining stores in California in fiscal 2015. The Company believes it can achieve more consistent financial results and a better return on its investments by continuing to grow in markets within or closer to its existing markets at this time.

Outlook

We intend to continue our focus on profitable growth by expanding our store base, driving comparable store sales and maintaining or gradually increasing our operating margins over time. Consistent with our history of growth, we intend to continue to expand our store base in existing markets and penetrate new markets when suitable opportunities can be found. We view expansion of our store base as a core competency and have nearly quadrupled our store count over the last ten years. We opened 22 new stores in fiscal 2014 and believe there is a significant opportunity to continue to increase our number of stores. In addition, if attractive opportunities arise, we may use lease inducements to acquire leases as a way to expand our store base and penetrate new markets. Our results of operations have been, and may continue to be, affected by the cost, timing and number of new store openings, because new stores generally have different performance profiles and greater variability in sales volumes than our mature stores, and because the overall revenue contributed by new stores may vary from period to period based on the relative timing of new store openings within each period.
Our current and long-term growth strategy is to:  (1) expand market presence through opening new stores and enhancing penetration into existing and adjacent markets, (2) enhance financial performance through comparable store sales growth supported by strong customer service, and (3) enhance operating margin through strategic product sourcing and inventory management, while controlling operating costs by focusing on opportunities for continuous improvement and elimination of waste in all our processes. Given the size of the communities that we target, we believe that there is ample opportunity for new store growth in existing and new markets.
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
We believe that we are well-positioned to capitalize on evolving consumer preferences and other trends currently shaping the food retail industry. These trends include: a growing emphasis on customer convenience and the shopping experience; an expanding number of eating and snacking occasions among consumers beyond the traditional breakfast, lunch, and dinner; an increasing consumer focus on healthy, fresh and quality offerings as well as food attributes such as organic, non-

GMO, and gluten-free offerings; an increasing consumer interest in locally-grown products including regionally and locally sourced food; an improving perception of private-label product quality; and an increase in the average age of the U.S. population driven by an aging Baby Boomer population which, we believe, tends to make a greater number of shopping trips and higher food at home spending per household than younger age groups.
We expect continued sales growth in fiscal 2015. The magnitude of expected growth could vary significantly due to overall economic and competitive conditions, and due to volatility in the supply and costs of commodities such as meat, seafood, cheese and produce. The Company expects that the development and maturation of new stores will also drive future sales growth. We anticipate opening an additional 19 new stores by the end of fiscal 2015, in addition to refreshing or remodeling 10 stores during the same period.

 How We Assess the Performance of Our Business

In assessing our performance, we consider a variety of performance and financial measures. The key measures that we assess to evaluate the performance of our business are set forth below:

Sales

Our sales comprise gross sales net of coupons, commissions and discounts.

The food retail industry and our sales are affected by general economic conditions and seasonality, as well as the factors, discussed below, that affect our comparable store sales. Consumer purchases of specialty food products are particularly sensitive to a number of factors that influence the levels of consumer spending, including economic conditions, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. In addition, our business is seasonal and, as a result, our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.

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
Gross margin rates are driven by economies of scale from our store base, inventory shrinkage as a percentage of sales, productivity through process and merchandising programs, promotional activities, and pricing on select items. Changes in the mix of products sold may also impact our gross margin rate.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, marketing and advertising, and other corporate administrative costs. Share-based compensation expenses include those arising from grants made under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs associated with the opening of new stores including costs associated with store labor, travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.

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

Income from Operations
Income from operations consists of gross profit minus selling, general and administrative expenses, impairments and store closure costs and depreciation.
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
Non-GAAP Adjusted Financial Results

In addition to presenting our financial results in conformity with GAAP in this Form 10-K, we are also presenting results on an “adjusted” basis in order to exclude the impact of charges associated with store closure and exit costs, impairments of certain real estate and store related assets and charges related to a change in leadership for the years ended January 25, 2015 and January 26, 2014. Additionally, these charges reflect an estimated provision for income taxes for fiscal years 2014 and 2013. Except where the context otherwise requires, the use of the term “adjusted” or “as adjusted” with reference to the financial results discussed in this management’s discussion and analysis refers to the adjusted results described in this paragraph. These adjusted financial results are non-GAAP financial measures. These measures are not in accordance with, or an alternative to, GAAP and are reconciled to the Company's most recent GAAP financial statements. The Company's management believes that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to the Company's results of operations and financial condition. In addition, the Company's management uses these measures to review the Company's financial results and evaluate its business operations. We believe that the presentation of adjusted financial results facilitates an understanding of our operations without the impact associated with the charges referenced above. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	Year Ended
	January 25, 2015		January 26, 2014		January 27, 2013
	(dollars in thousands, except share and per share amounts)
Consolidated Statements of Income Data:
Sales	$1,753,166	100.0%	$1,511,657	100.0%	$1,329,131	100.0%
Cost of goods sold	1,158,546	66.1%	996,301	65.9%	877,433	66.0%
Gross profit	594,620	33.9%	515,356	34.1%	451,698	34.0%
Selling, general and administrative expenses (1)	406,452	23.2%	349,813	23.1%	303,495	22.8%
Impairments and store closure costs (2)	22,589	1.3%	27,505	1.8%	976	0.1%
Depreciation	61,966	3.5%	54,657	3.6%	45,741	3.4%
Income from operations	103,613	5.9%	83,381	5.5%	101,486	7.6%
Interest expense	4,375	0.2%	3,783	0.3%	1,498	0.1%
Income before provision for income taxes	99,238	5.7%	79,598	5.3%	99,988	7.5%
Tax provision	36,213	2.1%	28,791	1.9%	35,855	2.7%
Net income	$63,025	3.6%	$50,807	3.4%	$64,133	4.8%
Net income per share:
Basic and diluted	$1.30		$1.05		$1.33
Shares used in computation of net income per share,
Basic	48,298,653		48,206,879		48,076,675
Diluted	48,475,735		48,394,338		48,294,299

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Other Operating Data (unaudited):
Number of stores at end of period	169	151	129
Comparable store sales growth (3)	2.9%	3.2%	5.7%
Gross square footage at end of period (in thousands)	3,580	3,200	2,714
Average comparable store size (gross square feet) (4)	21,085	21,123	21,192
Comparable store sales per gross square foot during period (4)	$533	$535	$524

(1)	Selling, general and administrative expenses included $2.1 million of leadership change related costs for the year ended January 25, 2015.

(2)
Impairments and store closure costs for the year ended January 25, 2015 included approximately $13.0 million in store closure and exit costs for the stores closed in fiscal 2014 and approximately $9.0 million in impairment charges for certain store related assets. Impairments and store closure costs for the year ended January 26, 2014 included $26.8 million in impairment charges related to certain real estate and store related assets. There was also an additional store closure charge of $0.2 million to adjust the reserve for a previously closed store.

(3)
Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. We believe that comparability is achieved approximately 15 months after opening. When a store that is included in comparable store sales is remodeled or relocated, we continue to consider sales from that store to be comparable store sales. When a store is closed it is removed from comparable store sales in the period it is closed. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-K regarding our comparable store sales may not be comparable to similar data made available by our competitors.

(4)
Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period.

Percentage totals in the above table may not equal the sum of the components due to rounding.

Items Impacting Comparability
For the Year Ended January 25, 2015

•
Approximately $13.5 million, or $0.18 per share on a diluted basis, for the year ended January 25, 2015 associated with the store closure and exit costs related to the locations that closed in fiscal 2014. Included in the $13.5 million is approximately $13.0 million for the recognition of certain lease liabilities, severance, loss on disposal of assets and other costs which is reflected in the "Impairments and store closure costs" line item on the Consolidated Statements of Comprehensive Income. The remaining charges relate to the liquidation of inventory and are reflected in other line items on the Consolidated Statements of Comprehensive Income.

•
Approximately $9.0 million, or $0.11 per share on a diluted basis, for the year ended January 25, 2015 associated with the impairment of certain store related assets, which is reflected in the "Impairments and store closure costs" line item on the Consolidated Statements of Comprehensive Income.

•
Approximately $2.1 million, or $0.03 per share on a diluted basis, for the year ended January 25, 2015 associated with the previously announced leadership change and related charges are included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.

The above items had an impact to the tax rate resulting in a reduction of approximately $0.01 per share on a diluted basis for the year ended January 25, 2015.
For the Year Ended January 26, 2014

•
Approximately $27.6 million in charges, or $0.35 per share on a diluted basis, for the year ended January 26, 2014, associated with the impairment of certain real estate and store related assets. Of these charges, $27.0 million is included in the "Impairments and store closure costs" line item and $0.6 million related to the write off of capitalized expenses for real estate sites prior to leasing them is included in the "Selling, general and administrative expenses" line item on the Consolidated Statements of Comprehensive Income.

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

Year Ended January 25, 2015 Compared to the Year Ended January 26, 2014

Sales

Sales increased 16.0%, or $241.5 million, to $1.75 billion for the year ended January 25, 2015, as compared to the year ended January 26, 2014. The increase in sales for the year ended January 25, 2015 was primarily attributable to sales from 22 new stores that were not open during the year ended January 26, 2014, increased sales from 19 stores that were only open during a portion of the year ended January 26, 2014 and an overall increase in comparable store sales. There were 140 comparable stores and 29 non-comparable stores open at January 25, 2015.

Comparable store sales increased 2.9% for the year ended January 25, 2015, as compared to the year ended January 26, 2014, as a result of a 2.8% increase in the number of transactions and a 0.1% increase in the average transaction size at our comparable stores. Average customer transaction size at our comparable stores increased to $31.90 for the year ended January 25, 2015, from $31.86 for the year ended January 26, 2014.

 Gross Profit

Gross profit increased 15.4%, or $79.3 million, to $594.6 million for the year ended January 25, 2015, as compared to the year ended January 26, 2014. The amount of the increase in gross profit attributable to increased sales was $82.3 million and was partially offset by a $3.0 million decrease in gross profit attributable to a decrease in the gross margin rate. Our cost of goods sold increased by $162.2 million for the year ended January 25, 2015, as compared to the year ended January 26, 2014, which was primarily attributable to a $145.0 million increase in merchandise product costs, a $12.6 million increase in store occupancy costs, a $3.2 million increase in supply expense, and a $1.0 million increase in LIFO expense. Gross margin rate decreased 20 basis points to 33.9% for the year ended January 25, 2015 from 34.1% for the year ended January 26, 2014. The reduction in our gross margin rate was primarily driven by a decrease in merchandise margins due to our decision to absorb cost inflation for certain product categories.
 Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 16.2%, or $56.6 million, to $406.5 million for the year ended January 25, 2015, as compared to the year ended January 26, 2014. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation and an increase in customer traffic during the year ended January 25, 2015, as compared to the year ended January 26, 2014, which led to higher overall store-level compensation expenses as well as other costs to operate our stores. With more stores in operation during the year ended January 25, 2015, our store salary and benefit expenses increased $39.5 million and other store operating expenses increased $9.6 million, compared to the year ended January 26, 2014. In addition, corporate general and administrative expenses increased $8.4 million for the year ended January 25, 2015, as compared to the year ended January 26, 2014, which included charges of $2.1 million related to the announced leadership change in fiscal 2014. The increase in selling, general and administrative expenses was partially offset by a decrease in pre-opening expenses of $0.4 million for the year ended January 25, 2015, as compared to the year ended January 26, 2014.

As a percentage of sales, selling, general and administrative expenses for the year ended January 25, 2015 were 23.2%, or 10 basis points higher, than the selling, general and administrative expenses for the year ended January 26, 2014. The increase in selling, general and administrative expenses as a percentage of sales was primarily related to the 10 basis point increase associated with the previously announced leadership change.

Impairments and Store Closure Costs
Impairments and store closure costs for the year ended January 25, 2015 were $22.6 million, as compared to $27.5 million for the year ended January 26, 2014. Impairments and store closure costs for the year ended January 25, 2015 were primarily comprised of approximately $13.0 million in store closure and exit costs for the stores closed in fiscal 2014 and approximately $9.0 million in impairment charges for certain store related assets. Impairments and store closure costs for the year ended January 26, 2014 were primarily comprised of $26.8 million in impairment charges and $0.2 million for an adjustment to the reserve related to a previously closed store. The remaining charges for the years ended January 25, 2015 and January 26, 2014 relate to ongoing expenses associated with closed stores.
Depreciation Expense
Depreciation increased 13.4%, or $7.3 million, to $62.0 million for the year ended January 25, 2015, as compared to the year ended January 26, 2014, principally due to store unit growth and the recognition of depreciation expense for certain store locations, which are recorded as capital and financing lease assets. Depreciation expense as a percentage of sales decreased by 10 basis points to 3.5% for the year ended January 25, 2015, compared to 3.6% for the year ended January 26, 2014.
Income from Operations
For the year ended January 25, 2015, operating income increased $20.2 million, to $103.6 million from $83.4 million for the year ended January 26, 2014. For the year ended January 25, 2015, we recognized charges of approximately $24.5 million associated with store closure and exit costs, impairments of certain store related assets and charges related to a change in leadership. For the year ended January 26, 2014, we recognized charges of approximately $27.6 million associated with impairments for certain real estate and store related assets. Excluding these items, adjusted operating income was $128.1 million for the year ended January 25, 2015, an increase of 15.5%, from adjusted operating income of $111.0 million for the year ended January 26, 2014.
Income from operations as a percentage of sales for the year ended January 25, 2015 increased to 5.9% from 5.5% for the year ended January 26, 2014. The increase in our income from operations as a percentage of sales for the year ended January 25, 2015, compared to the year ended January 26, 2014, was primarily due to a decrease in impairment charges, partially offset by a decrease in the gross margin rate, as described above. Adjusted income from operations as a percentage of sales remained flat at 7.3% for the years ended January 25, 2015 and January 26, 2014.

The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to GAAP income from operations for the year ended January 25, 2015. For an unaudited reconciliation of adjusted income from operations to GAAP income from operations for the year ended January 26, 2014, see "Year Ended January 26, 2014 Compared to the Year Ended January 27, 2013" below.

Year Ended
January 25, 2015
(unaudited)
(amounts in millions)
Income from operations	$103.6
Store closure and exit costs	13.5
Impairment of certain store related assets	9.0
Leadership related charges	2.1

Adjusted income from operations (1)	$128.1
(1) The adjusted income from operations total may not equal the sum of the components due to rounding.
Interest Expense

Interest expense increased 15.6%, or $0.6 million, to $4.4 million for the year ended January 25, 2015, as compared to $3.8 million for the year ended January 26, 2014. The increase was primarily attributable to an increase in interest expense related to capital and financing lease obligations, partially offset by a decrease in interest expense associated with the debt balance for the year ended January 25, 2015, compared to the year ended January 26, 2014.

Income Tax Expense

The effective income tax rate for the year ended January 25, 2015 was 36.5% as compared to 36.2% for the year ended January 26, 2014.

Net Income

Net income increased 24.0%, or $12.2 million, to $63.0 million for the year ended January 25, 2015, from $50.8 million for the year ended January 26, 2014. Net income was negatively affected by pre-tax charges of $24.5 million associated with store closure and exit costs related to the stores closed in fiscal 2014, impairment charges for certain store related assets, and costs associated with the previously announced leadership change for the year ended January 25, 2015, compared to pre-tax charges of $27.6 million associated with impairments for certain real estate and store related assets for the year ended January 26, 2014. Adjusted net income increased 15.4%, or $10.4 million, to $78.0 million, for the year ended January 25, 2015, compared to adjusted net income of $67.6 million for the year ended January 26, 2014.
Net income as a percentage of sales for the year ended January 25, 2015 increased to 3.6% from 3.4% for the year ended January 26, 2014. Adjusted net income as a percentage of sales remained flat at 4.5% for the years ended January 25, 2015 and January 26, 2014.

The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to GAAP net income for the year ended January 25, 2015. For an unaudited reconciliation of adjusted net income to GAAP net income for the year ended January 26, 2014, see “Year Ended January 26, 2014 Compared to the Year Ended January 27, 2013” below.:

	Year Ended
	January 25, 2015
	(unaudited)
	(amounts in millions, except per share amounts)

	Adjusted Net	Adjusted Diluted Earnings
	Income	Per Share, after tax
Net income	$63.0	$1.30
Store closure and exit costs	13.5	0.18
Impairment of certain store related assets	9.0	0.11
Leadership related charges	2.1	0.03
Tax provision (1)	(9.5)	(0.01)
Adjusted net income (2)	$78.0	$1.61

(1) Tax provision represents the additional income tax expense if the items above were excluded from the calculation of taxable income. The amounts shown for each item in the "Adjusted Diluted Earnings Per Share, after tax" column are net of the impact of the tax provision. The $0.01 shown in the "Tax provision" line of the "Adjusted Diluted Earnings Per Share, after tax" column represents the effect of the above items on the Company's tax rate, to the extent not already captured above.
(2) The adjusted net income total may not equal the sum of the components due to rounding.
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
As a percentage of sales, selling, general and administrative expenses for the year ended January 26, 2014 were 23.1%, or 30 basis points, higher than the selling, general and administrative expenses for the year ended January 27, 2013. The increase in selling, general and administrative expenses as a percentage of sales was primarily the result of lower than expected sales in certain non-comparable stores combined with expense increases related to store-level compensation at some of these non-comparable stores as we provided higher service levels to build our brand in new markets and operate in markets with higher wage rates. Additionally, we incurred higher pre-opening expenses offset by reduced corporate expenses as a percentage of sales for the year ended January 26, 2014 compared to the year ended January 27, 2013.

Impairments and Store Closure Costs
Impairments and store closure costs for the year ended January 26, 2014 were primarily comprised of a $26.8 million impairment charge related to certain real estate and store related assets and include a $0.2 million adjustment for a previously closed store. We did not have any impairment charges for the year ended January 27, 2013.
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
Income from Operations
For the year ended January 26, 2014, operating income decreased $18.1 million, to $83.4 million from $101.5 million for the year ended January 27, 2013 primarily due to a $27.6 million increase in impairment charges related to certain real estate and store related assets and a $13.8 million increase in operating losses associated with activities related to stores operating in California and Texas. Excluding impairment charges, adjusted operating income was $111.0 million for the year ended January 26, 2014, an increase of 9.3% compared to the year ended January 27, 2013.
Income from operations as a percentage of sales for the year ended January 26, 2014 decreased to 5.5% from 7.6% for the year ended January 27, 2013. The decrease in our income from operations as a percentage of sales for the year ended January 26, 2014, compared to the year ended January 27, 2013, was primarily due to the 180 basis points in impairment charges, and higher selling, general and administrative and depreciation expenses, partially offset by improved gross margin, as described above. Adjusted operating income as a percentage of sales was 7.3% for the year ended January 26, 2014.
The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to GAAP income from operations:

Year Ended
January 26, 2014
(unaudited)
(amounts in millions)
Income from operations	$83.4
Impairment of certain real estate and store related assets	27.6
Adjusted income from operations	$111.0

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

Net Income

Net income decreased 20.8%, or $13.3 million, to $50.8 million for the year ended January 26, 2014, from $64.1 million for the year ended January 27, 2013. Net income was negatively affected by a $27.6 million pre-tax impairment charge for the year ended January 26, 2014. Net income as a percentage of sales for the year ended January 26, 2014 decreased to 3.4% from 4.8% for the year ended January 27, 2013. Adjusted net income was $67.6 million, or 4.5% as a percentage of sales, for the year ended January 26, 2014.
The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to GAAP net income:

	Year Ended
	January 26, 2014
	(unaudited)
	(amounts in millions, except per share amounts)

	Adjusted Net	Adjusted Diluted Earnings
	Income	Per Share, after tax
Net income	$50.8	$1.05
Impairment of certain real estate and store related assets	27.6	0.36
Tax provision (1)	(10.8)	(0.01)
Adjusted net income	$67.6	$1.40

(1) Tax provision represents the additional income tax expense if the items above were excluded from the calculation of taxable income. The amounts shown for each item in the "Adjusted Diluted Earnings Per Share, after tax" column are net of the impact of the tax provision. The $0.01 shown in the "Tax provision" line of the "Adjusted Diluted Earnings Per Share, after tax" column represents the effect of the above items on the Company's tax rate, to the extent not already captured above.
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

At January 25, 2015, we had $48.5 million in cash and cash equivalents and $149.6 million in borrowing availability pursuant to our revolving credit facility. Our revolving credit facility is discussed under “—Financing Activities” and “—Revolving Credit Facility” below.

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

A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(in thousands)
Net cash provided by operating activities	$143,025	$140,372	$109,118
Net cash used in investing activities	(82,178)	(122,247)	(91,613)
Net cash used in financing activities	(24,106)	(15,117)	(19,449)
Net increase (decrease) in cash and cash equivalents	$36,741	$3,008	$(1,944)

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, realized losses on disposal of property and equipment, impairment charges, share-based compensation, changes in deferred taxes, and the effect of changes in assets and liabilities.

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(in thousands)
Net income	$63,025	$50,807	$64,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,163	54,878	45,962
Loss on disposals of property and equipment	2,006	311	170
Impairment of property and equipment	8,961	26,828	—
Gain on assignment of capital lease	(1,508)	—	—
Share-based compensation	7,533	5,239	4,259
Excess tax benefits from share-based compensation	(324)	(569)	(1,140)
Deferred income taxes	(16,230)	(11,519)	(6,339)
Changes in assets and liabilities	17,399	14,397	2,073
Net cash provided by operating activities	$143,025	$140,372	$109,118

Net cash provided by operating activities increased 1.9% or $2.7 million, to $143.0 million for the year ended January 25, 2015, compared to $140.4 million for the year ended January 26, 2014 primarily attributable to higher net income before impairments and store closure and exit costs, partially offset by a use of working capital.
Net cash provided by operating activities increased 28.6%, or $31.3 million, to $140.4 million for the year ended January 26, 2014, compared to $109.1 million for the year ended January 27, 2013 primarily attributable to higher net income before impairments and improved working capital.

Investing Activities

Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(in thousands)
Purchases of property and equipment	$(90,182)	$(122,366)	$(81,107)
Proceeds from sale of property and equipment	8,004	119	6,698
Payments for lease acquisition costs	—	—	(17,204)
Net cash used in investing activities	$(82,178)	$(122,247)	$(91,613)

Capital expenditures decreased $32.2 million to $90.2 million for the year ended January 25, 2015, as compared to $122.4 million for the year ended January 26, 2014. The decrease in capital expenditures was primarily related to a reduced average cost of new store construction and a decrease in the number of stores remodeled and under construction for the year ended January 25, 2015. Capital expenditures related to real estate activities were 83.5% and 91.8% of the total capital expenditures for the years ended January 25, 2015 and January 26, 2014, respectively. During the year ended January 25, 2015, we opened 22 new stores. In November 2014, we received proceeds of $7.9 million from a land and building sale-leaseback transaction.
Capital expenditures increased $41.3 million to $122.4 million for the year ended January 26, 2014, compared to $81.1 million for the year ended January 27, 2013. The increase in capital expenditures was primarily related to an increase in new store growth for the year ended January 26, 2014. Capital expenditures related to real estate activities were 91.8% and 85.3% of the total for the years ended January 26, 2014 and January 27, 2013, respectively. During the year ended January 26, 2014, we opened 22 new stores and remodeled 3 stores. Additionally, the increase in new store capital expenditures was related to higher than normal spending on certain projects. Our new store capital expenditures also included the construction of several buildings, versus our typical leasehold improvements. In April 2012, we received proceeds of $6.6 million from a land and building sale-leaseback transaction.
We plan to spend approximately $100.0 million to $110.0 million on capital expenditures during fiscal 2015, primarily related to real estate investments as we plan to refresh or remodel ten stores and construct and open 19 new stores in fiscal 2015.

Financing Activities

Cash used in financing activities consists principally of borrowings and payments under our revolving credit facility.

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
	(in thousands)
Borrowings on revolving credit facility	$138,233	$513,621	$466,324
Payments made on revolving credit facility	(162,933)	(530,921)	(488,324)
Payments made for debt issuance costs	(534)	—	—
Payments made on capital and financing lease obligations	(836)	(177)	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	170	226	185
Excess tax benefits from share-based compensation	324	569	1,140
Payments made on withholding tax for restricted stock unit vesting	(468)	(494)	(492)
Proceeds from exercise of share-based compensation awards	1,938	2,059	1,718
Net cash used in financing activities	$(24,106)	$(15,117)	$(19,449)

Net cash used in financing activities during the year ended January 25, 2015 increased $9.0 million, to $24.1 million, from the year ended January 26, 2014, mostly due to an increase in net payments on our revolving credit facility. We reduced our credit facility balance by $24.7 million for the year ended January 25, 2015, compared to $17.3 million for the year ended January 26, 2014.

Net cash used in financing activities during the years ended January 26, 2014 and January 27, 2013 was $15.1 million and $19.5 million, respectively. Net repayments under our revolving credit facility were $17.3 million for the year ended January 26, 2014, compared to $22.0 million for the year ended January 27, 2013.

Revolving Credit Facility

On June 12, 2014, we entered into an unsecured revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto (the “2014 Credit Agreement”). The 2014 Credit Agreement refinanced and replaced our senior unsecured revolving credit facility under that certain Credit Agreement, dated February 22, 2011, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement was terminated effective June 12, 2014 upon our entering into the 2014 Credit Agreement.
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
The 2014 Credit Agreement provides for total borrowings of up to $175 million. Under the terms of the 2014 Credit Agreement, we are entitled to request an increase in the size of the facility by an amount not exceeding $100 million in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, we may designate one or more other lenders to become a party to the 2014 Credit Agreement, subject to the approval of the Administrative Agent. The 2014 Credit Agreement includes a letter of credit sublimit of $60 million and a swing line sublimit of $15 million.
At our option, revolving loans under the 2014 Credit Agreement bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 0.90% to 2.00%, (ii) the Eurodollar rate plus an applicable margin that ranges from 0.90% to 2.00%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.00%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of January 25, 2015, there were no outstanding borrowings under the 2014 Credit Agreement.

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
In addition, the 2014 Credit Agreement provides that we are required to maintain the following financial ratios:

•
a consolidated maximum leverage ratio as of the end of any fiscal quarter of not more than 4.25 to 1.00, based upon the ratio of (i) Adjusted Funded Debt (as defined in the 2014 Credit Agreement) minus certain cash and cash equivalents in excess of $5.0 million as of the end of each fiscal quarter to (ii) Consolidated EBITDAR (as defined in the 2014 Credit Agreement) for the period consisting of the four fiscal quarters then ending; and

•
a consolidated fixed charge coverage ratio as of the end of each fiscal quarter of not less than 1.70 to 1.00, based upon the ratio of (i) Consolidated EBITDAR less cash taxes paid and dividends and other distributions made in respect of capital stock, in each case, over the period consisting of the four fiscal quarters then ending to (ii) the sum of cash interest, lease, rent and scheduled principal payments on Funded Debt (as defined in the 2014 Credit Agreement), in each case, over the period consisting of the four fiscal quarters then ending.

The 2014 Credit Agreement contains customary events of default. If an Event of Default (as defined in the 2014 Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the 2014 Credit Agreement, amounts outstanding under the 2014 Credit Agreement may be accelerated and may become or be declared immediately due and payable.
We were in compliance with all debt covenants under the 2014 Credit Agreement as of January 25, 2015.

Contractual Obligations

The following table summarizes our contractual obligations, as of January 25, 2015.

	Payments Due by Period
	(in thousands)
		Less than			More than
Contractual obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Estimated interest on long-term debt obligations (1)	$1,728	$416	$768	$544	$—
Operating lease obligations (2)	525,175	56,450	117,713	110,962	240,050
Capital and financing lease obligations, including principal and interest payments (3)	70,146	5,040	10,432	10,468	44,206
Purchase obligations (4)	4,388	4,388	—	—	—
Contractual obligations for construction-related activities	10,142	10,142	—	—	—
	$611,579	$76,436	$128,913	$121,974	$284,256

(1)
The outstanding advances under the 2014 Credit Agreement bear variable interest at one-month LIBOR plus an applicable margin, with a total stated interest rate of 1.1% at January 25, 2015. For purposes of this table, we estimated interest expense (including commitments fees on the unused balance) to be paid during the remaining term of the 2014 Credit Agreement using the unused commitment fees and interest rate as of January 25, 2015. Our actual cash payments for interest under the 2014 Credit Agreement will fluctuate as the outstanding balance changes with our cash needs and the one-month LIBOR rate fluctuates. For a more detailed description of the interest requirement for our long-term debt, see Note 3 to our consolidated financial statements found elsewhere in this document.

(2)
Represents the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, which combined represented approximately $14.6 million for the year ended January 25, 2015. For a more detailed description of our operating leases, see Note 6 to our consolidated financial statements found elsewhere in this Form 10-K.

(3)
Represents the payments due under our capital and financing lease obligations. We do not record rent expense for these capital and financing lease obligations, but rather rental payments are recognized as a reduction of the capital and financing lease obligations and interest expense.

(4)
Purchase obligations include agreements to purchase goods and services made in the normal course of business that are enforceable and legally binding on us. Our purchase obligations consist predominantly of contracts to purchase certain inventory items. This amount does not include any payment obligations with respect to products on hand at our logistics providers as we do not typically take title or have any obligation to pay for products purchased by our logistics providers until we receive the products at our store locations. Although we occasionally have obligations to purchase any inventory on-hand in the event a contract with a logistics provider is terminated, we also generally enter into arrangements with any subsequent logistics provider or distributor pursuant to which the subsequent logistics provider or distributor purchases the inventory on-hand at the former logistics provider or distributor or we deplete the inventory on-hand at the former logistics provider or distributor as the termination date approaches.

We periodically make other commitments and become subject to other contractual obligations that we believe to be routine in nature and incidental to the operation of our business. We believe that such routine commitments and contractual obligations do not have a material impact on our business, financial condition or results of operations.

 Off-Balance Sheet Arrangements

Our off-balance sheet arrangements at January 25, 2015 consist of outstanding standby letters of credit discussed in Note 3 to our consolidated financial statements found elsewhere in this Form 10-K and of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Leases
The most significant estimates used by management in accounting for leases and the impact of these estimates are as follows:
Expected lease term - Our expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a capital lease. A lease is considered a capital lease if the lease term exceeds 75% of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a capital lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.
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
Accounting owner - With certain leases, we are involved with the construction of the building and we are considered the owner of the building for accounting purposes. We capitalize the amount of total project costs incurred during the construction period as "Construction in progress." At the completion of the construction project, we evaluate whether the transfer to the landlord meets the requirements for sale-leaseback accounting treatment. A sale and leaseback of the asset is deemed to occur when construction of the asset is complete and the lease term begins and the relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the term of the lease. If we do not pass the criteria for sale-leaseback accounting, we record a financing lease asset as a building, which is included in the "Property and equipment, net" line item and a corresponding financing obligation in the “Capital and financing lease obligations” line item on our Consolidated Balance Sheets. We allocate each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.

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

We determine the current cost of our inventories using the first-in, first-out, or FIFO method. The FIFO value of inventories includes cost of goods and freight, net of vendor rebates and discounts. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was approximately $7.7 million at January 25, 2015 and $6.7 million at January 26, 2014.

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

Our judgment regarding the existence of circumstances that indicate an asset’s carrying value may not be recoverable, and therefore potentially impaired, is based on several factors, including a decision to close a store or negative operating cash flows. Determining whether impairment exists requires that we use estimates and assumptions of projected cash flows and operating results for the asset or assets being assessed. Our cash flow projections look several years into the future and include assumptions concerning variables such as the potential impact of operational changes, competitive factors, inflation and the economy. Our estimate of fair value used in calculating an impairment loss is based on market values, if available, or our estimated future cash flow projections discounted to their present value, which are considered Level 3 inputs. Using different assumptions could result in a change in our estimates of cash flows and fair value and those differences could produce materially different results.

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

Our assumptions about future cash payments to be made as part of the lease agreements are based on the terms contained in the lease agreement. In determining the fair value of the liability, we offset the future lease payments with an estimate of the amount of subtenant income that could be reasonably obtained for the store properties. Our expectations of potential subtenant income are based on variable factors, including our knowledge of the geographical area in which the closed property is located and existing economic conditions. We also seek advice from local brokers and agents, commercial market value analysts, and third party fair value reports to develop our assumptions. While we believe our current estimates of reserves for closed properties are adequate, it is possible that market and economic conditions could cause us to change our assumptions and may require additional reserves. We review our estimates used in determining the closed store reserve on a quarterly basis and record adjustments, if necessary, in the period in which the change becomes known.

Insurance Reserves

We use a combination of insurance and self-insurance to provide for potential liability for workers’ compensation, automobile and general liability, product liability, directors' and officers’ liability, employee health care benefits, and other casualty and property risks. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. While we believe that our assumptions are appropriate, the estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. A 10% change in our insurance liabilities at January 25, 2015 would have affected our annual operating income by approximately $2.0 million.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. The amount of taxes currently payable or refundable is accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the fiscal year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.
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

Share-based Compensation – 2010 Omnibus Incentive Compensation Plan

We grant options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, which was adopted and approved by the Board of Directors during 2010. The 2010 Omnibus Incentive Compensation Plan provides for the grant of options intended to qualify as incentive stock options, nonqualified stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units, performance compensation awards, cash incentive awards, deferred share units and other equity-based and equity-related awards.

In accordance with ASC 718, Compensation–Stock Compensation, the fair value of each NSO award is estimated on the grant date using the Black-Scholes option-pricing model which requires the input of certain assumptions, including the expected life of the share-based award, stock price volatility, dividend yield and interest rate. Because there is limited history for our common stock, the expected life and volatility are based on historical data of publicly traded companies with characteristics similar to ours, such as plan design, industry, stage of life cycle and size, which we consider as part of a peer group that we use for the purposes of the Black-Scholes option-pricing model. Expected life is based on the median expected term of the peer group as disclosed in their publicly available financial statements. Volatility is calculated by taking the weighted-average of the historical volatilities of the peer group. Since our initial public offering we have not declared dividends and we do not plan to pay any dividends in the future. The risk-free rate for periods in the expected life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant.
We recognize the estimated fair value of performance-based awards as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. We assess the probability of achieving the performance targets at the end of each reporting period. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions. The fair value of the performance-based awards is based on the fair market value of our common stock on the date of grant.
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

Interest Rate Risk

Our principal exposure to market risk relates to changes in interest rates on borrowings under our revolving credit facility. Our revolving credit facility carries floating interest rates that are tied to LIBOR, Eurodollar, the federal funds rate or the base rate, and therefore, our statements of income and our cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. Based upon a sensitivity analysis at January 25, 2015, a hypothetical 1.0% change in interest rates would not change our annual interest expense as a result of our zero debt balance. We do not use derivative financial instruments for speculative or trading purposes; however, this does not preclude our adoption of specific hedging strategies in the future.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and related notes begin on page F-1, which are included in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this Item.

Item 9A. Controls and Procedures.

Conclusion Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance to achieve the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the SEC. Disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including the Interim Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that our system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with participation of our management, including the Interim Chief Executive Officer and President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 25, 2015, the end of the period covered by this report.
Based on the evaluation, our Interim Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of January 25, 2015.
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
We have assessed the effectiveness of our internal control over financial reporting as of January 25, 2015 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Based on our assessment of the design and related testing of the internal control over financial reporting, management has concluded that, as of January 25, 2015, we have maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.
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

Changes in Internal Control Over Financial Reporting
There has been no change during the quarter ended January 25, 2015 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
As noted above, management has concluded that our disclosure controls and procedures were effective as of January 25, 2015.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company will file with the SEC a definitive proxy statement, which we refer to as the Proxy Statement, no later than 120 days after the close of its fiscal year ended January 25, 2015. The information required by this Item and not given in this Item will appear under the headings "Election of Directors," “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement, which sections are incorporated in this Item by reference.

We have adopted a written code of conduct, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act, which we refer to as our Code of Ethics for Financial and Executive Officers (the “Code”). The Code applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code is available on our website at www.thefreshmarket.com. We will disclose information pertaining to amendments or waivers to provisions of the Code that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to the elements of the Code enumerated in the SEC rules and regulations by posting this information on our website at www.thefreshmarket.com. The information on our website is not a part of this Form 10-K and is not incorporated by reference in this report or any of our other filings with the SEC.

Item 11. Executive Compensation.

The information required by this Item will appear under the headings “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in the Proxy Statement, which sections are incorporated in this Item by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will appear under the headings "Security Ownership of Certain Beneficial Owners and Management" and “Equity Compensation Plan Information” in the Proxy Statement, which sections are incorporated in this Item by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will appear under the headings “Corporate Governance-Policy for Review of Related Person Transactions,” “Corporate Governance-Related Person Transactions” and “Corporate Governance-Director Independence” in the Proxy Statement, which sections are incorporated in this Item by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will appear under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which section is incorporated in this Item by reference.

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

10.5
First Amendment to Credit Agreement, dated November 5, 2012, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, incorporated by reference to Exhibit 10.5 to Form 10-K filed March 21, 2014.

10.6
Credit Agreement, dated as of June 12, 2014, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 4, 2014.

10.7
First Amendment to Credit Agreement, dated March 13, 2015, among The Fresh Market, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the other lenders party thereto. (1)

10.8	Tax Indemnification Agreement, incorporated by reference to Exhibit 10.5 to Form 10-K filed March 22, 2011.
10.9*	The Fresh Market Deferred Compensation Plan Amended and Restated Effective March 1, 2010, incorporated by reference to Exhibit 10.8 to Form S-1/A filed June 4, 2010.
10.10*	The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.10 to Form 10-K filed March 22, 2011.
10.11*	The Fresh Market, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.11 to Form 10-K filed March 22, 2011.
10.12*	The Fresh Market, Inc. Severance Plan, incorporated by reference to Exhibit 10.12 to Form S-1/A filed October 19, 2010.
10.13*	Form of Employment Agreement, incorporated by reference to Exhibit 10.13 to Form S-1/A filed October 19, 2010.
10.14*	Terms of Employment of Jeffrey C. Ackerman, incorporated by reference to Exhibit 10.1 to Form 10-Q filed September 6, 2013.

10.15*	Terms of Employment of Randall A. Young, incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 26, 2013.
10.16*	Form of Option Award Agreement used for awards, if any, granted prior to January 29, 2012, incorporated by reference to Exhibit 10.14 to Form S-1/A filed October 19, 2010.
10.17*	Form of Restricted Stock Award Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.17 to Form S-1/A filed October 19, 2010.
10.18*
Form of Deferred Stock Unit Award Agreement for Non-Employee Directors under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.16 to Form 10-K filed March 27, 2013.

10.19*	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.20 to Form S-1/A filed October 19, 2010.
10.20*	Form of Performance Share Unit Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 20, 2013.
10.21*	Form of Option Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K filed March 21, 2012.
10.22*	Form of Restricted Stock Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.3 to Form 8-K filed March 21, 2012.
10.23*	Form of Restricted Stock Unit Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, incorporated by reference to Exhibit 10.4 to Form 8-K filed March 21, 2012.
10.24*
Form of The Fresh Market, Inc. Annual Incentive Compensation Program for Executive Officers for fiscal years prior to fiscal 2015, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 26, 2014.

10.25*	Form of The Fresh Market, Inc. Annual Incentive Compensation Program for Executive Officers for fiscal years 2015 and later, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2015.
10.26*	Form of Retention Bonus Award Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 16, 2015.
10.27*	Separation Agreement, dated January 26, 2015, by and between Craig Carlock and The Fresh Market, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed January 29, 2015.
23.1	Consent of Ernst & Young LLP. (1)
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101
The following financial information from The Fresh Market, Inc.'s Annual Report on Form 10-K, for the period ended January 25, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. (1) (2)

+	Confidential treatment has been granted for certain portions which are omitted in the copy of the exhibit electronically filed with the SEC.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Filed herewith.

(2)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FRESH MARKET, INC.

	By:	/s/ Jeffrey C. Ackerman
Jeffrey C. Ackerman
Executive Vice President and Chief Financial Officer
Dated: March 20, 2015		(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2015.

Name	Title

/s/ Sean Crane
Sean Crane	Interim Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jeffrey C. Ackerman
Jeffrey C. Ackerman	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey B. Short
Jeffrey B. Short	Vice President and Controller
(Principal Accounting Officer)

/s/ Jeffrey Naylor
Jeffrey Naylor	Director

/s/ Richard Noll
Richard Noll	Director

/s/ Bob Sasser
Bob Sasser	Director

/s/ Steven Tanger
Steven Tanger	Director

/s/ Jane Thompson
Jane Thompson	Director

/s/ Michael Tucci
Michael Tucci	Director

The Fresh Market, Inc.

Consolidated Financial Statements

For the Years Ended January 25, 2015, January 26, 2014, and January 27, 2013

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
The Fresh Market, Inc.

We have audited The Fresh Market, Inc’s. internal control over financial reporting as of January 25, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Fresh Market, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Fresh Market, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 25, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Fresh Market, Inc. as of January 25, 2015 and January 26, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 25, 2015 of The Fresh Market, Inc. and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Fresh Market, Inc.

We have audited the accompanying consolidated balance sheets of The Fresh Market, Inc. as of January 25, 2015 and January 26, 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 25, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Fresh Market, Inc. at January 25, 2015 and January 26, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 25, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Fresh Market, Inc’s. internal control over financial reporting as of January 25, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Charlotte, North Carolina
March 20, 2015

The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts)

	January 25, 2015	January 26, 2014
Assets
Current assets:
Cash and cash equivalents	$48,486	$11,745
Accounts receivable	12,442	11,098
Inventories	61,237	55,656
Prepaid expenses and other current assets	4,633	4,304
Income tax benefit	622	1,692
Deferred income taxes	6,957	3,267
Total current assets	134,377	87,762
Property and equipment, net	392,194	373,449
Deferred income taxes	1,452	—
Other assets	9,429	8,417
Total assets	$537,452	$469,628

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$45,592	$46,942
Accrued liabilities	74,641	63,694
Total current liabilities	120,233	110,636
Long-term debt	—	24,700
Capital and financing lease obligations	33,337	26,069
Closed store reserves	10,187	193
Deferred income taxes	929	12,017
Deferred rent	13,797	13,460
Deferred lease incentives	14,117	13,347
Other liabilities	16,065	12,941
Total noncurrent liabilities	88,432	102,727

Commitments and contingencies (Notes 3, 6, and 14)

Stockholders' equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,392,201 and 48,260,804 shares issued and outstanding as of January 25, 2015 and January 26, 2014, respectively	483	483
Additional paid-in capital	122,526	113,029
Retained earnings	205,778	142,753
Total stockholders' equity	328,787	256,265
Total liabilities and stockholders' equity	$537,452	$469,628

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013

Sales	$1,753,166	$1,511,657	$1,329,131
Cost of goods sold (exclusive of depreciation shown separately)	1,158,546	996,301	877,433
Gross profit	594,620	515,356	451,698

Operating expenses:
Selling, general and administrative expenses	406,452	349,813	303,495
Impairments and store closure costs	22,589	27,505	976
Depreciation	61,966	54,657	45,741
Income from operations	103,613	83,381	101,486
Interest expense	4,375	3,783	1,498
Income before provision for income taxes	99,238	79,598	99,988
Tax provision	36,213	28,791	35,855

Net income and comprehensive income	$63,025	$50,807	$64,133

Net income per share:
Basic and diluted	$1.30	$1.05	$1.33

Weighted average common shares outstanding:
Basic	48,298,653	48,206,879	48,076,675

Diluted	48,475,735	48,394,338	48,294,299

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc. Consolidated Statements of Stockholders’ Equity (In thousands, except share amounts

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

As of January 29, 2012	48,040,083	$481	$98,622	$27,813	$126,916

Exercise of share-based awards	77,209	1	1,717	—	1,718
Issuance of common stock pursuant to restricted stock units	16,964	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	3,751	—	185	—	185
Vesting of restricted stock awards, non-employee directors	6,613	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(492)	—	(492)
Share-based compensation	—	—	4,259	—	4,259
Tax benefit related to exercise of share-based awards	—	—	1,140	—	1,140
Net income	—	—	—	64,133	64,133

As of January 27, 2013	48,144,620	$482	$105,431	$91,946	$197,859

Exercise of share-based awards	84,453	1	2,058	—	2,059
Issuance of common stock pursuant to restricted stock units	19,203	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	5,290	—	226	—	226
Vesting of restricted stock awards, non-employee directors	7,238	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(494)	—	(494)
Share-based compensation	—	—	5,239	—	5,239
Tax benefit related to exercise of share-based awards	—	—	569	—	569
Net income	—	—	—	50,807	50,807

As of January 26, 2014	48,260,804	$483	$113,029	$142,753	$256,265

Exercise of share-based awards	88,108	—	1,938	—	1,938
Issuance of common stock pursuant to restricted stock units	22,729	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	5,056	—	170	—	170
Vesting of restricted stock awards, non-employee directors	11,374	—	—	—	—
Vesting of executive restricted stock awards	4,130	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(468)	—	(468)
Share-based compensation	—	—	7,533	—	7,533
Tax benefit related to exercise of share-based awards	—	—	324	—	324
Net income	—	—	—	63,025	63,025

As of January 25, 2015	48,392,201	$483	$122,526	$205,778	$328,787
See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Operating activities
Net income	$63,025	$50,807	$64,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,163	54,878	45,962
Loss on disposals of property and equipment	2,006	311	170
Impairment of property and equipment	8,961	26,828	—
Gain on assignment of capital lease	(1,508)	—	—
Share-based compensation	7,533	5,239	4,259
Excess tax benefits from share-based compensation	(324)	(569)	(1,140)
Deferred income taxes	(16,230)	(11,519)	(6,339)
Change in assets and liabilities:
Accounts receivable	(1,344)	(4,268)	(2,280)
Inventories	(5,581)	(11,671)	(6,189)
Prepaid expenses and other assets	(1,003)	351	(6,150)
Income tax benefit	1,070	—	—
Accounts payable	(1,350)	11,308	846
Closed store reserves	9,487	(170)
Accrued and other liabilities	16,120	18,847	15,846
Net cash provided by operating activities	143,025	140,372	109,118

Investing activities
Purchases of property and equipment	(90,182)	(122,366)	(81,107)
Proceeds from sale of property and equipment	8,004	119	6,698
Payments for lease acquisition costs	—	—	(17,204)
Net cash used in investing activities	(82,178)	(122,247)	(91,613)

Financing activities
Borrowings on revolving credit facility	138,233	513,621	466,324
Payments made on revolving credit facility	(162,933)	(530,921)	(488,324)
Payments made for debt issuance costs	(534)	—	—
Payments made on capital and financing lease obligations	(836)	(177)	—
Proceeds from issuance of common stock pursuant to employee stock purchase plan	170	226	185
Excess tax benefits from share-based compensation	324	569	1,140
Payments made on withholding tax for restricted stock unit vesting	(468)	(494)	(492)
Proceeds from exercise of share-based compensation awards	1,938	2,059	1,718
Net cash used in financing activities	(24,106)	(15,117)	(19,449)

Net increase (decrease) in cash and cash equivalents	36,741	3,008	(1,944)
Cash and cash equivalents at beginning of period	11,745	8,737	10,681

Cash and cash equivalents at end of period	$48,486	$11,745	$8,737

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,188	$2,483	$1,000
Cash paid during the period for taxes	$51,332	$47,609	$41,128

Non-cash investing and financing activities:
Property and equipment acquired through capital and financing lease obligations	$9,644	$40,511	$2,196

See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.

Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1. Description of Business

The Fresh Market, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively “The Fresh Market” or the “Company”), is a growing specialty retailer focused on creating an extraordinary food shopping experience for its customers. Since opening its first store in 1982, the Company has offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. The Company seeks to provide an attractive, convenient shopping environment while offering its customers a compelling combination of price and value.

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
Definition of Fiscal Year
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in January. The years ended January 25, 2015, January 26, 2014, and January 27, 2013 were 52-week years.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The Company’s wholly-owned subsidiaries are consolidated and all intercompany accounts and transactions are eliminated upon consolidation.
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

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
Reportable Segments
The Company has determined that it has only one reportable segment. The Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Non-perishable categories consist of traditional grocery, frozen and dairy products as well as bulk, coffee and candy, beer and wine, and health and beauty. The following is a summary of the percentages for the sales of perishable and non-perishable items:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Perishable	65.5%	65.4%	65.8%
Non-perishable	34.5%	34.6%	34.2%
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit with banks and credit and debit card sales transactions which settle within a few business days of the reporting date.
Accounts Receivable
Accounts receivable consist primarily of receivables from lessors for tenant improvement allowances, from vendors for certain promotional programs and other miscellaneous receivables and are presented net of an allowance for estimated uncollectible amounts of $159 and $186 at January 25, 2015 and January 26, 2014, respectively.
Inventories
The Company's inventories are stated at the lower of cost or market. For approximately 96% of the Company's inventories at both January 25, 2015 and January 26, 2014, cost was determined using the last-in, first-out, or LIFO method. This method results in a better matching of the Company's costs and revenues. Under the LIFO method, the cost assigned to items sold is based on the cost of the most recent items purchased. As a result, the costs of the first items purchased remain in inventory and are used to value ending inventory. The excess of the current cost of inventories over the LIFO value, or the LIFO reserve, was $7,743 and $6,727 at January 25, 2015 and January 26, 2014, respectively.
The Company determines the current cost of its inventories using the first-in, first-out, or FIFO method. The FIFO value of inventories includes cost of goods and freight, net of vendor rebates and discounts. If the FIFO method had been used for all inventories, the carrying value of inventories would have been $68,980 and $62,383 at January 25, 2015 and January 26, 2014, respectively.
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

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
Capital and financing lease assets in the amount of $46,506 and $42,707 are incorporated with buildings, which is included in the "Property and equipment, net" line item on the accompanying Consolidated Balance Sheets as of January 25, 2015 and January 26, 2014, respectively. Accumulated depreciation related to capital and financing lease assets as of January 25, 2015 and January 26, 2014 was $3,972 and $2,029, respectively. Capital leases are recorded at the lesser of the net present value of the minimum lease payments or fair value. Financing lease assets are recorded at fair value. Depreciation on capital and financing leases is recognized over the lesser of the asset's lease term or economic life of the property.
When property and equipment is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the "Selling, general and administrative expenses" line item on the accompanying Consolidated Statements of Comprehensive Income. Expenditures for maintenance and repairs are charged to expense as incurred.
Interest costs incurred on borrowed funds during the period of construction of capital assets are capitalized as a component of the cost of those assets. Interest costs of $336, $464, and $240 were capitalized during the years ended January 25, 2015, January 26, 2014, and January 27, 2013, respectively.
Impairment of Long-Lived Assets
The Company assesses its long-lived assets, principally leasehold and land improvements, store fixtures, and equipment, for possible impairment whenever events or changes in circumstances, such as unplanned or significant negative operating cash flow or the manner in which the Company intends to utilize its long-lived assets, indicate the carrying value of an asset or asset group may not be recoverable. When assessing whether impairment exists, the Company aggregates long-lived assets at the individual store level, which the Company considers to be the lowest level for which independent identifiable cash flows are available. Impairment evaluations for individual stores take into consideration a store’s historical and projected operating cash flows, the period of time the store has been open, and the operating performance in the related market. Recoverability is evaluated by comparing the carrying amount of the asset group to the future undiscounted cash flows expected to be generated by the asset group. If the carrying value of the asset group is greater than the future undiscounted cash flows, an impairment exists and must be measured and a loss is recognized for any excess of the carrying value over the estimated fair value of the asset group. The fair value is estimated based on discounted future cash flows and/or market values of the long-lived assets.
Store Closure Costs
The Company recognizes a charge and related reserve for future operating lease payments associated with retail stores that are no longer being utilized in its current operations. The reserve is calculated using the present value of the remaining noncancelable lease payments after the cease use date less an estimate of subtenant income. If subtenant income is expected to be higher than the current lease payments, no reserve is recorded. Lease payments included in the closed store reserve are expected to be paid over the remaining terms of the respective leases, which range from approximately eight to fourteen years. The Company's assumptions about subtenant income are based on its experience and knowledge of the area in which the closed property is located, guidance received from local brokers and agents, commercial market value analysts, and existing economic conditions. As part of its analysis, the Company may acquire third-party fair value reports, which provide independent estimates of the fair values of similar rental properties. Adjustments to the closed store reserve relate primarily to changes in subtenant income and other assumptions differing from original estimates, as well as reductions to the reserve resulting from periodic lease payments. Adjustments are recorded for changes in estimates in the period in which the change becomes known.
Revenue Recognition
Revenue is recognized at the point of sale, net of coupons and discounts. Sales taxes are not included in revenue. As of January 25, 2015, the Company operated 169 stores in 27 states.
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
Gift card breakage recognized for the years ended January 25, 2015, January 26, 2014, and January 27, 2013 was not material. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, marketing and advertising and other direct store and corporate administrative costs. Pre-opening expenses are costs associated with the opening of new stores including travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs and costs incurred for producing and communicating advertising are expensed when incurred. Advertising costs totaled $5,788, $4,263, and $3,826 for the years ended January 25, 2015, January 26, 2014, and January 27, 2013, respectively.
Leases
For leases classified as operating leases, the lease agreements generally include rent holidays and rent escalation provisions and may include contingent rent provisions for percentage of sales in excess of specified levels. The Company recognizes rent holidays, including the time period during which the Company has control of the property prior to the opening of the store, as well as escalating rent provisions, as deferred rent expense and amortizes these balances on a straight-line basis over the term of the lease. For lease agreements that require the payment of contingent rents based on a percentage of sales above stipulated minimums, the Company begins accruing an estimate for contingent rent expense when it is determined that it is probable the specified levels of sales in excess of the stipulated minimums will be reached during the year. Reimbursement from a landlord for tenant improvements is classified as an incentive and included in the "Deferred lease incentives" line item on the accompanying Consolidated Balance Sheets. The deferred rent credit is amortized as a reduction to rent expense on a straight-line basis over the term of the lease.
For leases that are classified as capital leases, the capital lease asset is recorded as a building, which is included in the “Property and equipment, net” line item and a corresponding amount is recorded as a capital lease obligation in the “Capital and financing lease obligations” line item on the accompanying Consolidated Balance Sheets at an amount equal to the lesser of the net present value of minimum lease payments to be made over the lease term or the fair value of the property being leased. The Company allocates each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.
With certain leases, the Company is involved with the construction of the building and the Company is considered the owner of the building for accounting purposes. The Company capitalizes the amount of total project costs incurred during the construction period as construction in progress. At the completion of the construction project, the Company evaluates whether the transfer to the landlord meets the requirements for sale-leaseback accounting treatment. A sale and leaseback of the asset is deemed to occur when construction of the asset is complete and the lease term begins and the relevant sale-leaseback accounting criteria are met. Any gain or loss from the transaction is deferred and amortized as rent expense on a straight-line basis over the term of the lease. If the lease does not meet the criteria for sale-leaseback accounting, the Company records the financing lease asset as a building, which is included in the “Property and equipment, net” line item, and a corresponding financing obligation in the “Capital and financing lease obligations” line item on its Consolidated Balance Sheets. The Company allocates each lease payment between a reduction of the lease obligation and interest expense using the effective interest method.
During the year ended January 25, 2015, the Company entered into a sale-leaseback transaction involving one of its store locations. The store is being leased from the buyer-lessor over an initial lease term of 15 years and is classified as an operating lease. The Company determined it retained the lease rights to the property and preserved the benefits and risks incident to ownership, and thus the $212 gain which resulted from the net $7,855 transaction proceeds was deferred and is being amortized as a reduction to rent expense over the 15-year initial lease term.
During the year ended January 27, 2013, the Company entered into a sale-leaseback transaction involving one of its store locations. The store is being leased from the buyer-lessor over an initial lease term of 15 years and is classified as an operating lease. The Company determined it retained the lease rights to the property and preserved the benefits and risks incident to ownership, and thus the $1,258 gain which resulted from the net $6,604 transaction proceeds was deferred and is being amortized as a reduction to rent expense over the 15-year initial lease term.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
Share-based Compensation - 2010 Omnibus Incentive Compensation Plan
The Company grants options to purchase common stock under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (“2010 Omnibus Incentive Compensation Plan”), which was adopted and approved by the Board of Directors and the Company's stockholders in 2010 and reapproved by the Company's stockholders in 2012. The 2010 Omnibus Incentive Compensation Plan provides for the grant of options intended to qualify as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards ("RSAs"), restricted stock units (“RSUs”), performance compensation awards, cash incentive awards, deferred share units and other equity-based and equity-related awards.
In accordance with ASC 718, Compensation-Stock Compensation, the fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. This model requires the input of certain assumptions, including the expected life of the share-based award, stock price volatility, dividend yield and interest rate. Because there is limited history for the Company's common stock, the expected life and volatility assumptions are based on historical data from similar entities, which comprise the Company's "peer group." The Company's assessment of its peer group includes considerations such as the subject companies' plan characteristics and principal populations as well as industry, stage of life cycle, size and financial leverage. Since the Company's initial public offering, it has not declared dividends and it does not plan to pay any dividends in the future. The risk-free rate for periods in the contractual life of the option is based on the U.S. Treasury constant maturities in effect at the time of the grant.
The fair value of RSUs and RSAs is based on the closing price of the Company's common stock on the date of grant. The RSU awards are based on a four year graded vesting schedule over the requisite service period and the Company recognizes compensation expense on a straight-line basis for RSUs net of estimated forfeitures. RSAs issued to independent directors vest pursuant to the 2010 Omnibus Incentive Compensation Plan at the earlier of one year or the next annual meeting of stockholders. The Company recognizes compensation expense for RSAs on a straight-line basis net of estimated forfeitures over the vesting period.
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
The Company applies the provisions of the authoritative guidance on accounting for uncertainty in income taxes that was issued by the Financial Accounting Standards Board ("FASB"). Pursuant to this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The authoritative guidance also addresses other items related to uncertainty in income taxes including derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company applies the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("ASC 740-10"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)
740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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

3. Long-Term Debt

Long-term debt is as follows:

	Year Ended
	January 25, 2015	January 26, 2014
Unsecured revolving credit note, with maximum available borrowings of $175,000 at January 25, 2015 and January 26, 2014, interest payable monthly at one-month LIBOR plus a margin, with a total stated interest rate of 1.1% and 1.4% for the years ended January 25, 2015 and January 26, 2014, respectively	$—	$24,700

On June 12, 2014, the Company entered into an unsecured revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto (the “2014 Credit Agreement”). The 2014 Credit Agreement refinanced and replaced the Company's senior unsecured revolving credit facility under that certain Credit Agreement, dated February 22, 2011, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto (the “2011 Credit Agreement”). The 2011 Credit Agreement was terminated effective June 12, 2014 upon the Company entering into the 2014 Credit Agreement.
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

The Fresh Market, Inc.

Notes to Consolidated Financial Statements - (continued)

3. Long-Term Debt (continued)
The 2014 Credit Agreement provides for total borrowings of up to $175,000. Under the terms of the 2014 Credit Agreement, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $100,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lenders to become a party to the 2014 Credit Agreement, subject to the approval of the Administrative Agent. The 2014 Credit Agreement includes a letter of credit sublimit of $60,000, of which $25,434 was outstanding at January 25, 2015, and the 2011 Credit Agreement included a letter of credit sublimit of $25,000, of which $13,667 was outstanding at January 26, 2014. The beneficiaries of these letters of credit are primarily the Company’s workers’ compensation and general liability insurance carriers. The 2014 Credit Agreement also includes a swing line sublimit of $15,000.

At the Company’s option, revolving loans under the 2014 Credit Agreement bear interest at (i) the London Interbank Offered Rate ("LIBOR") plus an applicable margin that ranges from 0.90% to 2.00%, (ii) the Eurodollar rate plus an applicable margin that ranges from 0.90% to 2.00%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.00%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%. As of January 25, 2015, there were no outstanding borrowings under the 2014 Credit Agreement; as of January 26, 2014, all outstanding borrowings under the 2011 Credit Agreement bore interest at LIBOR plus an applicable margin.
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
The section below, Non-Recurring Fair Value Measurements, presents long-lived assets that were measured and recorded at fair value on a nonrecurring basis and the total impairment charges recorded during the years ended January 25, 2015 and January 26, 2014.

Non-Recurring Fair Value Measurements
During the years ended January 25, 2015 and January 26, 2014, the Company recorded impairment charges of $8,961 and $26,828 for certain real estate and other store related assets, writing down the assets to their estimated fair value of $10,872 and $21,682, respectively. For the years ended January 25, 2015 and January 26, 2014, the Company performed an impairment analysis of its long-lived assets and determined that the assets referred to above were impaired since the estimated undiscounted cash flows associated with the respective assets were less than the carrying value. These charges were based, in part, on estimates that used Level 3 inputs within the fair value hierarchy. The fair value of real estate was primarily based on a market approach and the fair value for non-real estate assets, such as leasehold improvements and fixtures, was based on a cost approach, both of which included assistance from analysis by third party specialists. The market approach is a valuation method which estimates fair value based on market transactions and sales of comparable assets. Inputs used in the market approach

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

4. Fair Value Measurements (continued)
include comparable sales transaction data, market rents and capitalization rates for the related assets. The cost approach is a valuation method which estimates the price that would be received to sell the store related assets in an orderly transaction between market participants at the measurement date. Inputs used in the cost approach primarily include current costs trend factors, which are meant to adjust the historical price of an asset to a current price by capturing all inflationary forces on the subject asset, and functional and economic obsolescence factors, which are based on the expected life and expected use of the asset. Additionally, the assessment of the fair value for certain real estate assets during the year ended January 26, 2014, utilized a discounted cash flow approach. The primary inputs for the discounted cash flow approach include projected cash flows expected to be generated by the assets and a discount rate.
The following tables show the fair value of the Company's long-lived assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company's results of operations for the years ended January 25, 2015 and January 26, 2014.

	Carrying Value	Fair Value Measurement as of January 25, 2015			Impairment
Description	Prior to Impairment	Level 1	Level 2	Level 3	Charge Recognized
	(in thousands)
Long-lived assets held and used	$19,833	$—	$—	$10,872	$8,961

	Carrying Value	Fair Value Measurement as of January 26, 2014			Impairment
Description	Prior to Impairment	Level 1	Level 2	Level 3	Charge Recognized
	(in thousands)
Long-lived assets held and used	$48,510	$—	$—	$21,682	$26,828

5. Impairments and Store Closure Costs
Impairments
During the years ended January 25, 2015 and January 26, 2014, the Company concluded the long-lived assets related to certain stores were impaired. As a result, impairment charges of $8,961 and $26,828 were recognized to write down the carrying value of the assets to fair value for the years ended January 25, 2015 and January 26, 2014, respectively. Refer to Note 4 for a discussion of the methods and inputs used to estimate the fair value of those asset groups.
Store Closure Costs
Store closure and exit costs for the years ended January 25, 2015, January 26, 2014, and January 27, 2013, were $13,628, $677, and $976, respectively. Included in those amounts are lease obligation costs related to closed stores, which represent the present value of the remaining non-cancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income, employee severance costs, loss on disposal of assets, other costs associated with exiting the stores, and other costs. During the year ended January 25, 2015, the Company closed four stores and recorded a gain on the assignment of a capital lease for one of the stores closed during the year.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

5. Impairments and Store Closure Costs (continued)
Store closure and exit costs for the years ended January 25, 2015, January 26, 2014 and January 27, 2013 were as follows:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Lease obligation costs	$11,223	$653	$954
Gain on assignment of capital lease	(1,508)	—	—
Employee and severance costs	768	—	—
Loss on disposals of assets	1,896	—	—
Other costs	1,249	24	22
Total store closure and exit costs	$13,628	$677	$976

Closed Store Reserves
Activity for the closed store reserve during the years ended January 25, 2015, January 26, 2014, and January 27, 2013 was as follows:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Beginning balance	$1,812	$1,982	$1,969
Additions and adjustments	14,498	656	936
Payments	(5,011)	(826)	(923)
Ending balance	$11,299	$1,812	$1,982

6. Leases
The Company leases the majority of its retail store locations, its administrative offices, and certain equipment, under noncancelable operating lease agreements that expire from 2015 to 2032. The store location leases generally have an initial term ranging from 10 to 15 years and contain renewal options ranging from 15 to 30 years with increased rental rates during the option periods.
The Company leases certain retail store locations under capital and financing lease agreements that expire from 2024 to 2035. The store locations have initial lease terms that range from 10 to 15 years and contain renewal options ranging from 15 to 25 years.
The Company does not receive a material amount of sublease rents from subtenants in its leased properties.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

6. Leases (continued)
Future minimum lease commitments for the Company's capital and financing lease obligations and operating lease commitments having initial or remaining terms in excess of one year are as follows:

	Capital and Financing Lease Obligations	Operating Leases

2015	$5,038	$56,450
2016	5,216	58,995
2017	5,216	58,718
2018	5,216	55,346
2019	5,252	55,616
Thereafter	44,208	240,050
Total lease commitment	70,146	$525,175
Non-cash gain on future disposition of property	838
Less amount representing interest, 10.8% weighted average interest rate	(36,404)
Present value of obligations under capital and financing lease obligations	34,580
Less current portion	(1,243)
Noncurrent capital and financing lease obligations	$33,337

Total rent expense, net of subtenant lease income, for the years ended January 25, 2015, January 26, 2014, and January 27, 2013 was as follows:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Minimum rentals	$48,603	$43,047	$36,880
Contingent rentals	519	434	505
	$49,122	$43,481	$37,385

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
In November 2012, as part of an agreement with an entity and various related parties of the entity, the Company acquired certain lease rights to four new store locations. The agreement required an inducement payment of approximately $17,200, which was allocated equally among the four store locations. Approximately $3,000 of the $17,200 payment was paid to the entity upon execution of the agreement and was recorded in the "Other assets" line item on the Consolidated Balance Sheets as of January 27, 2013. The remainder of the payment was placed in escrow, and was paid out as each of the properties was delivered to the Company in the condition specified by agreement. The sum of the payments was applied equally to reduce the related capital lease obligation upon transfer of the property during the year ended January 26, 2014. The $17,200 payment paid to the entity and into the escrow account was previously classified as a cash outflow from operating activities during the year ended January 27, 2013. However, as a result of the change in the classification of the related leases from operating to capital, the payment is classified as cash used in investing activities during the year ended January 27, 2013 on the accompanying Consolidated Statements of Cash Flows.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

7. Employee Benefits
Accrued Compensated Absences
The Company provides its employees with paid annual leave that may be used for any purpose and varies in duration based on years of service to the Company. Per the Company's policy, except where applicable state law requires otherwise, paid annual leave is fully earned and awarded on January 1 of each year (or, if later, the employee's first day worked during such year) to eligible employees of the Company on December 31 of the preceding year. The amount of paid annual leave awarded is based on an employee's number of years of service at December 31 of the preceding year. The Company's policy does not provide for a carryforward of unused balances to future years, except where required by law. The Company accrues the value of the annual leave to be awarded on January 1 of the following year, less an estimate for forfeitures, ratably over the year. The Company had $7,312 and $6,307 accrued for paid annual leave as of January 25, 2015 and January 26, 2014, respectively.
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
The liability related to the deferred compensation plan was $4,289 and $3,439 as of January 25, 2015 and January 26, 2014, respectively. The Company recognized compensation expense related to the plan of $55, $45, and $63 for the years ended January 25, 2015, January 26, 2014, and January 27, 2013, respectively.
Employee Savings and Profit Sharing Plan
The Company sponsors an employee savings and profit sharing plan which is a defined contribution retirement plan subject to Section 401(k) of the Internal Revenue Code. The plan is voluntary and is available to all eligible full-time employees after 60 days of service. Prior to January 1, 2014, the plan was available to all eligible full-time employees after one year of service. The Company may, in its discretion, provide a matching contribution up to defined maximums. The expense recorded for the Company's match to the 401(k) plan was $1,200, $1,022, and $920 for the years ended January 25, 2015, January 26, 2014, and January 27, 2013, respectively.
Long-Term Cash Incentive Program
In March 2012, the Company adopted The Fresh Market, Inc. Long-Term Cash Incentive Program for Select Employees (the "Program"), in which the Company’s executive officers do not participate. The purpose of the Program is to provide incentives and reward employees for achieving specified performance goals over a given performance period. There was an incentive provided under the Program during each of the years ended January 25, 2015, January 26, 2014 and January 27, 2013.
The Program awards cash bonuses to participants based upon the Company’s achievement of specified performance goals encompassing a three-year fiscal performance period. At each reporting period, the Company assesses the probability of achieving the performance goals required for payment of the target amounts for the performance period. These awards are expensed over the respective vesting period on a straight-line basis. Cumulative adjustments, if any, are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions.
Each participant receives a percentage of the applicable target amount for the performance period based on achievement of the performance goals and formulas. The Program’s award payouts will vary based on the achievement of the performance goals and can range from 33% to 150% for awards granted in fiscal 2012 and 2013 and 33% to 170% for awards granted in fiscal 2014. Each participant is entitled to a minimum of one-third of the total grant amount, which is paid in three annual payments over the three-year vesting period. At the end of the three-year period, the participant is eligible for a final payout, based upon the Company’s specific measurement criteria, if the threshold for the applicable performance goal is reached and the participant is employed by the Company at the end of the performance period. For the years ended January 25, 2015, January 26, 2014, and January 27, 2013, the Company recorded expense for the Program of $782, $57 and $443, respectively. The expense for the year ended January 26, 2014 includes an adjustment that reflected a decrease in the estimated cumulative payout amount based on the probability of achieving the performance criteria.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

8. Income Taxes
The income tax provision consisted of the following:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Current:
Federal	$45,263	$32,852	$36,056
State	7,180	7,458	6,138
Total current	52,443	40,310	42,194
Deferred:
Federal	(15,314)	(10,175)	(5,664)
State	(916)	(1,344)	(675)
Total deferred	(16,230)	(11,519)	(6,339)
Total income tax provision	$36,213	$28,791	$35,855

A reconciliation of the statutory federal income tax rate of 35% and the Company's effective tax rate is as follows:

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013
Statutory federal rate	35.00%	35.00%	35.00%
State income taxes	3.78%	4.36%	3.44%
Enhanced charitable food contribution	(2.12)%	(2.64)%	(2.67)%
Other	(0.17)%	(0.55)%	0.09%
Effective tax rate	36.49%	36.17%	35.86%

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

8. Income Taxes (continued)
The major components of the Company's deferred tax assets and liabilities at January 25, 2015 and January 26, 2014 are as follows:

	Year Ended
	January 25, 2015	January 26, 2014
Deferred Tax Assets:
Accrued compensation	$4,395	$3,016
Accrued expenses	17,869	12,102
Deferred and share-based compensation	6,598	4,369
Excess charitable contributions	10,745	10,120
Capital and financing lease obligations	17,732	15,366
Other	61	95
Total deferred tax assets	57,400	45,068

Deferred Tax Liabilities:
Depreciation	(47,088)	(51,023)
Inventories	(2,076)	(1,836)
Prepaid expenses	(756)	(959)
Total deferred tax liabilities	(49,920)	(53,818)

Net deferred tax asset (liability)	$7,480	$(8,750)
Deferred taxes have been classified on the Consolidated Balance Sheets as follows:

	Year Ended
	January 25, 2015	January 26, 2014
Current assets	$6,957	$3,267
Non-current assets	1,452	—
Non-current liabilities	(929)	(12,017)
Net deferred tax asset (liability)	$7,480	$(8,750)
The Company had a state operating loss carryforward of $353 for the year ended January 26, 2014, which was fully utilized during the year ended January 25, 2015 to offset taxable income. The state operating loss carryforward was set to expire in fiscal 2026. The Company has charitable contribution carryforwards, which are subject to a 5-year carryforward limitation, which will begin to expire during the year ending January 29, 2017.
As of January 25, 2015 and January 26, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. There were no unrecognized tax benefits that would affect the Company's effective tax rate if recognized. The Company does not expect its unrecognized tax benefits to change significantly in the next 12 months. The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income taxes.
The Company files income tax returns in the U.S. Federal jurisdiction and in various state jurisdictions. The statute of limitation remains open for U.S. and certain state income tax examinations for tax years 2011 through 2014.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

9. Share-based Compensation

The Company grants share-based awards under the 2010 Omnibus Incentive Compensation Plan. At January 25, 2015, January 26, 2014, and January 27, 2013, approximately 1,900,000, 2,200,000, and 2,500,000 shares of the Company's common stock, respectively, were available for share-based awards.

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
The following table summarizes option activity under the 2010 Omnibus Incentive Compensation Plan (in thousands, except per share amounts and contractual lives in years):

			Weighted
	Number	Weighted	Average	Aggregate
	of Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value
Outstanding options at January 29, 2012	702	$25.46
Granted	200	47.33
Exercised	(77)	22.25
Expired	—	—
Forfeited	(65)	33.27
Outstanding options at January 27, 2013	760	$30.87
Granted	141	43.10
Exercised	(85)	24.38
Expired	(2)	41.41
Forfeited	(50)	32.05
Outstanding options at January 26, 2014	764	$33.74
Granted	246	32.71
Exercised	(88)	22.00
Expired	(1)	42.93
Forfeited	(33)	35.28
Outstanding options at January 25, 2015	888	$34.55	7.4	$5,831
Vested/expected to vest at January 25, 2015	884	$34.54	8.4	$5,810
Exercisable options at January 25, 2015	523	$32.19	6.6	$4,645
Share-based compensation expense related to stock options recognized under the 2010 Omnibus Incentive Compensation Plan during the years ended January 25, 2015, January 26, 2014, and January 27, 2013, totaled $3,329, $2,917, and $2,783, respectively, and is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
The weighted average grant date fair value of options granted for the years ended January 25, 2015, January 26, 2014, and January 27, 2013 was $10.49, $16.23 and $18.58, respectively. The aggregate intrinsic value of stock options exercised was $1,523 and $1,870 for the years ended January 25, 2015 and January 26, 2014, respectively. The total fair value of shares vested was $4,645 and $3,423 for the years ended January 25, 2015 and January 26, 2014, respectively. As of January 25, 2015, January 26, 2014, and January 27, 2013, there were approximately 888,000, 764,000, and 760,000 shares of nonvested stock options outstanding and $3,214, $4,866, and $5,917 of unrecognized share-based compensation expense. The Company anticipates this expense to be recognized over a weighted average period of 2.4 years.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

9. Share-based Compensation (continued)
The fair value of the stock option grants have been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2014	2013	2012
Risk-free interest rate	1.63%	0.82%	1.20%
Expected life, in years	4.83	5.00	5.00
Expected volatility	34.18%	42.29%	43.57%
Dividend yield	—%	—%	—%
Weighted average exercise price	$32.71	$43.10	$47.33
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
The Company recorded $1,640, $1,129, and $821 of share-based compensation expense related to these awards for the years ended January 25, 2015, January 26, 2014, and January 27, 2013, respectively, which is recorded in the "Selling, general and administrative expenses" line item on the accompanying Consolidated Statements of Comprehensive Income.
The following activity has occurred under the Company's existing restricted stock unit plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 29, 2012	82	$22.00
Granted	23	48.67
Vested	(25)	22.00
Forfeited	(7)	25.03
Balance at January 27, 2013	73	$30.10
Granted	30	43.32
Vested	(30)	26.98
Forfeited	(3)	25.47
Balance at January 26, 2014	70	$37.26
Granted	76	33.04
Vested	(40)	31.30
Forfeited	(9)	35.52
Outstanding awards at January 25, 2015	97	$36.90
Expected to vest at January 25, 2015	95	$36.94

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

9. Share-based Compensation (continued)
As of January 25, 2015 and January 26, 2014, total remaining unearned compensation cost related to nonvested RSUs was approximately $2,410 and $1,835, respectively, which will be amortized over the weighted-average remaining service period of approximately 2.8 years.

Restricted Stock Awards for Non-Employee Directors - 2010 Omnibus Incentive Compensation Plan

The Company grants RSAs to its non-employee directors. RSAs vest at the earlier of one year from the date of grant or the next annual meeting of stockholders. The fair value of the RSAs is equal to the closing price of the Company’s common stock on the grant date.
The Company recorded $481, $438, and $383 of share-based compensation expense related to outstanding RSAs for non-employee directors for the years ended January 25, 2015, January 26, 2014, and January 27, 2013, respectively. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
The following activity has occurred under the Company's existing restricted stock award plan for non-employee directors:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 29, 2012	6	$32.79
Granted	7	57.70
Vested	(6)	33.25
Forfeited	—	—
Balance at January 27, 2013	7	$58.00
Granted	10	49.07
Vested	(7)	58.00
Forfeited	—	—
Balance at January 26, 2014	10	$49.07
Granted	14	33.43
Vested	(13)	48.22
Forfeited	—	—
Outstanding awards at January 25, 2015	11	$32.95
Expected to vest at January 25, 2015	11	$32.95

As of January 25, 2015 and January 26, 2014, total remaining unearned compensation cost related to nonvested RSAs was $127 and $148, respectively, which will be amortized over the weighted-average remaining service period of approximately 0.4 years.
Executive Restricted Stock Awards - 2010 Omnibus Incentive Compensation Plan
The Company grants RSAs to its executive officers, which are comprised of two types of RSAs under the 2010 Omnibus Incentive Compensation Plan: RSAs that are subject to three-year cliff-based vesting, and RSAs that vest in annual 25% increments over a four-year period beginning on the grant date.
The Company recorded share-based compensation expense related to the executive RSAs of approximately $1,715 and $977 for the years ended January 25, 2015 and January 26, 2014, respectively, which is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

9. Share-based Compensation (continued)
The following activity has occurred under the Company's existing executive restricted stock award plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 27, 2013	—	$—
Granted	92	43.42
Vested	—	—
Forfeited	—	—
Balance at January 26, 2014	92	$43.42
Granted	—	—
Vested	(34)	40.56
Forfeited	(2)	42.65
Outstanding awards at January 25, 2015	56	$43.86
Expected to vest at January 25, 2015	55	$43.53
As of January 25, 2015 and January 26, 2014, total remaining unearned compensation cost related to nonvested RSAs was $1,115 and $2,896, respectively, which will be amortized over the weighted-average remaining service period of approximately 1.4 years.
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
The following activity has occurred under the Company's existing performance share awards plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 29, 2012	—	$—
Granted	38	47.29
Vested	—	—
Forfeited	(4)	47.17
Balance at January 27, 2013	34	$47.31
Granted	—	—
Vested	—	—
Forfeited	(4)	47.17
Balance at January 26, 2014	30	$47.32
Granted	—	—
Vested	—	—
Forfeited	(9)	47.17
Outstanding awards at January 25, 2015	21	$47.39

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

9. Share-based Compensation (continued)
The Company did not grant any Performance Shares during the years ended January 25, 2015 or January 26, 2014. Based on the expected level of achievement of the performance condition, the Company did not recognize share-based compensation expense for the year ended January 25, 2015, and it recognized a reduction to share-based compensation expense of approximately $272 for the year ended January 26, 2014 and an expense of approximately $272 for the year ended January 27, 2013. Share-based compensation expense is recorded in the "Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income.
Performance Share Units - 2010 Omnibus Incentive Compensation Plan
In March 2013, the Company adopted a Performance Share Unit Award Agreement under the 2010 Omnibus Incentive Compensation Plan. During the year ended January 25, 2015, the Company awarded approximately 46,000 performance share units ("PSUs") to its executive officers and certain other members of the Company's management team based upon an established performance goal. The PSUs are subject to performance conditions and time-based cliff vesting on the last day of the performance period, as defined below, and settle in shares of the Company's common stock upon vesting. The fair value of the PSUs is equal to the closing price of the Company’s common stock on the grant date.
The performance goal is a specified cumulative three-year earnings per share amount for the fiscal 2013 through 2015 performance period. The actual number of PSUs which vest for each participant is set at a minimum threshold of 0% of the participant's target number of PSUs and could increase to up to 170% of the target based upon performance results. Actual performance against the performance goal will be measured at the end of the performance period and approved by the Compensation Committee. Expense is recorded over the required performance period, subject to management's assessment of the expected performance outcome.
The following activity has occurred under the Company's existing performance share units plan:

		Weighted
		Average
	Shares	Grant Date
	(in thousands)	Fair Value
Balance at January 27, 2013	—	$—
Granted	30	43.12
Vested	—	—
Forfeited	—	—
Balance at January 26, 2014	30	$43.12
Granted	46	32.57
Vested	—	—
Forfeited	(18)	37.00
Outstanding awards at January 25, 2015	58	$36.71

Based on the expected level of achievement of the performance condition, the Company recognized share-based compensation expense of $339 for the year ended January 25, 2015 and did not recognize share-based compensation expense related to the PSUs for the year ended January 26, 2014.

10. Earnings per Share

 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options, RSUs and RSAs. The Company excluded the dilutive effect of its performance shares since the related performance conditions had not been satisfied for the year ended January 25, 2015.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

10. Earnings per Share (continued)

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	Year Ended
	January 25, 2015	January 26, 2014	January 27, 2013

Net income available to common stockholders (numerator for basic and diluted earnings per share)	$63,025	$50,807	$64,133

Weighted average common shares outstanding (denominator for basic earnings per share)	48,299	48,207	48,077
Potential common shares outstanding:
Incremental shares from share-based awards	177	187	217
Weighted average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,476	48,394	48,294

Basic and diluted earnings per share	$1.30	$1.05	$1.33

For the years ended January 25, 2015, January 26, 2014, and January 27, 2013 there were approximately 615,000, 340,000, and 251,000 shares, respectively, excluded from the computation of diluted weighted average common shares outstanding because such shares are considered anti-dilutive.

11. Insurance Reserves

The Company has insurance policies for general liability, medical and workers' compensation benefits that contain significant deductibles. The cost of these insurance claims up to the deductibles is accrued based on actual claims reported plus loss development factors. These estimates are based on historical information along with certain assumptions about future events, and are subject to change as additional information becomes available. The Company had $21,802 and $17,356 accrued related to these claims at January 25, 2015 and January 26, 2014, respectively. Insurance reserves is recorded to the "Accrued liabilities" and "Other liabilities" line items on the accompanying Consolidated Balance Sheets.

12. Supplementary Balance Sheet Information
The following reflects supplementary balance sheet information for the Company's property and equipment, net at January 25, 2015 and January 26, 2014:

	January 25, 2015	January 26, 2014
Land	$—	$2,846
Buildings	65,658	61,338
Store fixtures and equipment	364,711	323,454
Leasehold improvements	242,966	218,359
Office furniture, fixtures and equipment	13,692	14,097
Automobiles	1,315	1,370
Construction in progress	31,341	32,654
Total property and equipment	719,683	654,118
Accumulated depreciation	(327,489)	(280,669)
Total property and equipment, net	$392,194	$373,449

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

12. Supplementary Balance Sheet Information (continued)
The following reflects supplementary balance sheet information for the Company's accrued liabilities at January 25, 2015 and January 26, 2014:

	January 25, 2015	January 26, 2014
Accrued compensation and benefits	$31,698	$24,547
Accrued occupancy costs	8,569	8,716
Other accrued taxes	4,619	4,193
Accrued construction and maintenance costs	11,030	9,939
Other accrued liabilities	18,725	16,299

Total accrued liabilities	$74,641	$63,694

13. Related-Party Transactions

Tax Indemnification Agreement
In connection with the initial public offering, the Company entered into a tax indemnification agreement with the Company's stockholders prior to the offering. Pursuant to this agreement, the Company agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of the Company's taxable income, in each case for any period during which the Company was an S-corporation, it will make a payment to each stockholder on a pro rata basis in an amount sufficient so that the stockholder with the highest incremental estimated tax liability (calculated as if the stockholder would be taxable on its allocable share of the Company's taxable income at the highest applicable federal, state and local tax rates and taking into account all amounts the Company previously distributed in respect of taxes for the relevant period) receives a payment equal to its incremental tax liability. The Company also agreed to indemnify the stockholders for any interest, penalties, losses, costs or expenses (including reasonable attorneys' fees) arising out of any claim under the agreement.
Real Estate Leases
During the year ended January 26, 2014, an entity affiliated with a former officer and director of the Company, who is a family member of a member of the Company's Board of Directors as of January 25, 2015, acquired a shopping center in which the Company leases a retail store location. Lease expense related to the store since the date of such acquisition was $284 and $132 for the years ended January 25, 2015 and January 26, 2014, respectively.

14. Commitments and Contingencies

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

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

14. Commitments and Contingencies (continued)
In assessing potential loss contingencies, the Company considers a number of factors, including those listed in the FASB's Accounting Standards Codification 450-20, Contingencies - Loss Contingencies, regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict and the Company’s view of these matters may change as the litigation and events unfold over time. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.
The Company had been named in two lawsuits filed against it and other parties in South Carolina arising out of an incident in May 2011, in which certain outdoor candle products that were allegedly sold at certain of the Company's stores are alleged to have caused personal injury.  During the year ended January 25, 2015, the Company and the plaintiffs in the two lawsuits resolved all claims among such parties arising out of or related to the incident. Accordingly, the claims against the Company in the two lawsuits were dismissed during the year ended January 25, 2015.
The Company is party to a lawsuit that was filed against it in U.S. District Court in Connecticut alleging that the manner in which the Company implemented and applied the fluctuating workweek method for calculating overtime due to the Company's department managers violated the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which the Company used the fluctuating workweek method of compensation. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend itself in this proceeding. At this time, the Company cannot predict whether the Court will certify a collective action, how it will rule on the merits of the claim, and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable in this matter, its liability could have a material adverse effect on its results of operations for the period or periods in which it is incurred.

15. Select Quarterly Financial Data (unaudited)

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

	Year Ended January 25, 2015
	First	Second	Third	Fourth
	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)
Sales	$431,002	$422,227	$419,450	$480,487
Gross profit	$148,166	$143,715	$138,075	$164,664
Income from operations	$27,577	$19,126	$24,328	$32,582
Net income	$16,571	$11,390	$14,884	$20,180
Net income per share:
Basic and diluted (5)	$0.34	$0.24	$0.31	$0.42

(1)
The Company recognized approximately $7,000 in store closure and exit costs during the thirteen weeks ended April 27, 2014 with $6,600 associated with the recognition of certain lease liabilities, severance, loss on disposal of assets and other exit costs. The Company also incurred charges of approximately $400 related to the liquidation of inventory.

(2)	The Company recognized approximately $9,800 in store closure and exit costs during the thirteen weeks ended July 27, 2014.

(3)
The Company recognized a net benefit of approximately $2,900 during the thirteen weeks ended October 26, 2014, related to a gain on the assignment of a capital lease for one of the stores closed in fiscal 2014 and changes in estimates related to its lease commitments for closed stores.

The Fresh Market, Inc.

Notes to the Consolidated Financial Statements (continued)

15. Select Quarterly Financial Data (unaudited) (continued)

(4)
The Company recognized approximately $10,600 in charges during the thirteen weeks ended January 25, 2015, including approximately $9,000 in impairment charges of certain store related assets offset by a net reduction in previously closed store expense and approximately $2,100 in charges related to the leadership change during the thirteen weeks ended January 25, 2015.

(5)	The net income per share totals may not equal the sum of the components due to rounding.

	Year Ended January 26, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)
Sales	$366,626	$354,764	$364,457	$425,810
Gross profit	$129,337	$121,278	$122,057	$142,684
Income from operations	$35,384	$25,912	$18,894	$3,191
Net income	$22,120	$15,634	$11,064	$1,989
Net income per share:
Basic and diluted	$0.46	$0.32	$0.23	$0.04

(1)
The Company recognized approximately $27,600 in charges during the thirteen weeks ended January 26, 2014, associated primarily with the impairment of certain real estate and store related assets and the write off of capitalized expenses for real estate sites prior to leasing them.

16. Subsequent Event

On March 5, 2015, the Company announced the closing of its three stores in California. The decision to close these stores followed careful consideration of expected future cash flows, the long-term strategic importance of individual stores, and the anticipated timeline of store openings in California. The Company concluded that the pace of organic store growth was going to be slower than anticipated and believes it can achieve more consistent financial results and a better return on its investments by continuing to grow in markets within or closer to its existing markets at this time.
The Company expects to incur approximately $20,000 to $26,000 in pre-tax charges related to disposals of store assets, which includes leasehold improvements and inventory, the recognition of lease obligations, employee severance costs, store closure and exit activities, and other miscellaneous expenses in future periods. The Company expects store closure activities to be completed in fiscal 2015.