Form 10-Q
period 2015-04-26
Fresh Market, Inc.
filed 2015-05-28
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 26, 2015

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of May 11, 2015 was 48,601,561 shares.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements in addition to historical information. We use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings to identify such forward-looking statements. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may relate to such matters as our industry, business strategy, goals and expectations concerning our market position, future operations, future performance or results, margins, profitability, capital expenditures, liquidity and capital resources, interest rates and other financial and operating information and the outcome of contingencies such as legal and administrative proceedings.

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The following are some of the factors that could cause actual future results to differ materially from those expressed in any forward-looking statements: changes in accounting entries and adjustments at the close of a fiscal quarter; unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including U.S. fiscal and monetary policy, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions, including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth, including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites and as between existing markets and newer markets; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; impairment of recorded goodwill and other long-lived assets; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential and/or personal information; serious disruptions and catastrophic events; competition; personnel recruitment and retention, including the outcome and costs of the current CEO search being conducted as part of our previously announced leadership change; acquisitions and divestitures, including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy, fuel and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business, and competitive nature; and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

The Fresh Market, Inc.

Form 10-Q
For the Thirteen Weeks Ended April 26, 2015

Part I. Financial Information

Item 1. Financial Statements
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	April 26, 2015	January 25, 2015
Assets
Current assets:
Cash and cash equivalents	$89,354	$48,486
Accounts receivable	8,715	12,442
Inventories	56,767	61,237
Prepaid expenses and other current assets	3,909	4,633
Income tax benefit	—	622
Deferred income taxes	8,185	6,957
Total current assets	166,930	134,377
Property and equipment, net	392,627	392,194
Deferred income taxes	4,367	1,452
Other assets	7,392	9,429
Total assets	$571,316	$537,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,548	$45,592
Accrued liabilities	87,121	74,641
Total current liabilities	134,669	120,233
Capital and financing lease obligations	32,951	33,337
Closed store reserves	11,056	10,187
Deferred income taxes	—	929
Deferred rent	13,849	13,797
Deferred lease incentives	13,919	14,117
Other liabilities	17,002	16,065
Total noncurrent liabilities	88,777	88,432

Commitments and contingencies (Notes 2 and 8)

Stockholders’ equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,520,284 and 48,392,201 shares issued and outstanding as of April 26, 2015 and January 25, 2015, respectively	484	483
Additional paid-in capital	126,442	122,526
Retained earnings	220,944	205,778
Total stockholders’ equity	347,870	328,787
Total liabilities and stockholders’ equity	$571,316	$537,452

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Sales	$462,041	$431,002
Cost of goods sold (exclusive of depreciation shown separately)	301,483	282,836
Gross profit	160,558	148,166

Operating expenses:
Selling, general and administrative expenses	105,127	98,863
Impairments and store closure costs	14,194	6,700
Depreciation	16,104	15,026
Income from operations	25,133	27,577
Interest expense	976	1,097
Income before provision for income taxes	24,157	26,480
Tax provision	8,991	9,909
Net income and comprehensive income	$15,166	$16,571

Net income per share:
Basic and diluted	$0.31	$0.34

Weighted-average common shares outstanding:
Basic	48,443,311	48,266,742

Diluted	48,644,656	48,418,242

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 26, 2014	48,260,804	$483	$113,029	$142,753	$256,265

Exercise of share-based awards	88,108	—	1,938	—	1,938
Issuance of common stock pursuant to restricted stock units	22,729	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	5,056	—	170	—	170
Vesting of restricted stock awards, non-employee directors	11,374	—	—	—	—
Vesting of executive restricted stock awards	4,130	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(468)	—	(468)
Share-based compensation	—	—	7,533	—	7,533
Tax benefit related to exercise of share-based awards	—	—	324	—	324
Net Income	—	—	—	63,025	63,025

Balance at January 25, 2015	48,392,201	$483	$122,526	$205,778	$328,787

Exercise of share-based awards	109,419	1	2,535	—	2,536
Issuance of common stock pursuant to restricted stock units	16,039	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	1,063	—	41	—	41
Vesting of executive restricted stock awards	1,562	—	—	—	—
Withholding tax on restricted stock unit vesting	—	—	(409)	—	(409)
Share-based compensation	—	—	1,648	—	1,648
Tax benefit related to exercise of share-based awards	—	—	101	—	101
Net Income	—	—	—	15,166	15,166

Balance at April 26, 2015	48,520,284	$484	$126,442	$220,944	$347,870

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Operating activities
Net income	$15,166	$16,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,150	15,082
Loss on disposals of property and equipment	5,646	1,821
Share-based compensation	1,648	1,836
Excess tax (benefits) shortfalls from share-based compensation	(101)	87
Deferred income taxes	(5,072)	(7,244)
Change in assets and liabilities:
Accounts receivable	3,727	(487)
Inventories	4,470	2,528
Prepaid expenses and other assets	2,713	2,131
Income tax benefit	622	—
Accounts payable	1,956	(2,038)
Closed store reserves	4,821	3,466
Accrued and other liabilities	10,865	22,417
Net cash provided by operating activities	62,611	56,170

Investing activities
Purchases of property and equipment	(23,770)	(24,426)
Proceeds from sale of property and equipment	45	7
Net cash used in investing activities	(23,725)	(24,419)

Financing activities
Borrowings on revolving credit facility	—	94,033
Payments made on revolving credit facility	—	(118,233)
Payments made on capital and financing lease obligations	(288)	(95)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	41	51
Excess tax benefits (shortfalls) from share-based compensation	101	(87)
Payments made on withholding tax for restricted stock unit vesting	(409)	(141)
Proceeds from exercise of share-based compensation awards	2,537	94
Net cash provided by (used in) financing activities	1,982	(24,378)

Net increase in cash and cash equivalents	40,868	7,373
Cash and cash equivalents at beginning of period	48,486	11,745

Cash and cash equivalents at end of period	$89,354	$19,118

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$920	$1,065

Cash paid during the period for taxes	$478	$296

Non-cash investing and financing activities:
Property and equipment acquired through capital and financing lease obligations	$31	$5,758

See accompanying notes to consolidated financial statements.

 The Fresh Market, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)
(unaudited)
1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of The Fresh Market, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and are in the form prescribed by the Securities and Exchange Commission in instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended January 25, 2015. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. Interim results are not necessarily indicative of results that may be expected for a full fiscal year or future interim periods.
In certain instances, there are changes in the presentation of the consolidated financial statements to conform to the current year presentation.
The Company’s wholly-owned subsidiaries are consolidated and all intercompany accounts and transactions are eliminated upon consolidation.
The Company reports its results of operations on a 52- or 53-week fiscal year ending on the last Sunday in January. Each fiscal quarter consists of 13 weeks, with an additional week included in the fourth quarter for a 53-week fiscal year. The current fiscal year ending January 31, 2016 is a 53-week fiscal year and the fiscal year ended January 25, 2015 was a 52-week fiscal year.
The Company has determined that it has only one reportable segment. The Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable food categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Non-perishable categories consist of traditional grocery, frozen and dairy products as well as bulk, coffee, candy, and beer and wine. The following is a summary of the percentage for the sales of perishable and non-perishable items:

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Perishable	65.5%	64.9%
Non-perishable	34.5%	35.1%

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05 (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03 (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU No. 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

1. Summary of Significant Accounting Policies (continued)
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition. ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, for public companies. In April 2015, the FASB proposed a one-year deferral of the effective date of the ASU to December 15, 2017, with an option to early adopt the standard on the original effective date. Early adoption prior to the original effective date is not permitted. The standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and enhances the related disclosure requirements. ASU No. 2014-08 is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014 with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company adopted this guidance during the thirteen weeks ended April 26, 2015, resulting in no significant impact to its consolidated financial statements and related disclosures.

2. Long-Term Debt

The Company had no outstanding borrowings as of April 26, 2015 or January 25, 2015.

On June 12, 2014, the Company entered into an unsecured revolving credit agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto (the “Credit Agreement”), which refinanced and replaced the Company’s prior senior unsecured revolving credit facility.
The Credit Agreement matures June 12, 2019 and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions and issuance of letters of credit. While the Company currently has no material domestic subsidiaries, other entities will guarantee its obligations under the Credit Agreement if and when they become material domestic subsidiaries of the Company during the term of the Credit Agreement.
The Credit Agreement provides for total borrowings of up to $175,000. Under the terms of the Credit Agreement, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $100,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lenders to become a party to the Credit Agreement, subject to the approval of the Administrative Agent. The Credit Agreement includes a letter of credit sublimit of $60,000, of which $25,434 was outstanding at April 26, 2015 and January 25, 2015. The beneficiaries of these letters of credit are primarily the Company’s workers’ compensation and general liability insurance carriers. The Credit Agreement also includes a swing line sublimit of $15,000.
At the Company’s option, revolving loans under the Credit Agreement bear interest at (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin that ranges from 0.90% to 2.00%, (ii) the Eurodollar rate plus an applicable margin that ranges from 0.90% to 2.00%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.00%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%.
The commitment fee calculated on the unused portions of the Credit Agreement ranges from 0.125% to 0.250% per annum.
The Credit Agreement contains a number of affirmative and restrictive covenants, including limitations on the Company’s ability to grant liens, incur additional debt, pay dividends, redeem its common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

3. Fair Value Measurements
FASB ASC Topic 820, Fair Value Measurement, requires fair value measurements to be classified and disclosed in one of the following pricing categories:

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
Nonrecurring Fair Value Measurements
The Company recorded $5,163 of lease obligation costs as a nonrecurring fair value measurement in connection with its store closures during the thirteen weeks ended April 26, 2015. The lease obligations were estimated based on the present value of the minimum lease payments less an estimate of sublease income, which is a Level 2 fair value measurement.
The Company wrote-down the carrying value of certain fixed assets to its estimated proceeds, which is a Level 2 fair value measurement, in connection with the store closure and exit activities during the thirteen weeks ended April 26, 2015. The write-down of $5,644 is included in the “Impairments and store closure costs” line item on the accompanying Consolidated Statements of Comprehensive Income.
The Company did not record any other nonrecurring fair value measurements during the thirteen weeks ended April 26, 2015.

4. Impairments and Store Closure Costs
Store Closure Costs
During the thirteen weeks ended April 26, 2015, the Company exited the California market and recorded charges primarily consisting of certain lease obligations, write-down and loss on disposal of fixed assets, and severance costs associated with its California locations. The Company expects to incur approximately $16,000 in store closure and exit costs in fiscal 2015 relating to these locations. Changes in market and economic conditions could cause the Company to change its assumptions and may require adjustments to the reserves. The Company incurred approximately $14,800 of expenses associated with closed stores during the thirteen weeks ended April 26, 2015, with approximately $14,200 recorded to the “Impairments and store closure costs” line item and approximately $600 for the liquidation of inventory and other costs associated with the store closure activities recorded to other line items on the accompanying Consolidated Statements of Comprehensive Income. The $14,200 recorded to the “Impairments and store closure costs” line item consisted of: (i) approximately $14,000 in connection with closure and exit activities for closed locations; and (ii) ongoing expenses for closed locations.
During the thirteen weeks ended April 27, 2014, the Company closed four stores and recorded charges primarily consisting of certain lease obligations, severance costs, and write-down and loss on disposal of fixed assets associated with the closed stores. The Company incurred approximately $7,100 of expenses associated with closed stores during the thirteen weeks ended April 27, 2014 with approximately $6,700 recorded to the “Impairments and store closure costs” line item and approximately $400 for the liquidation of inventory and other costs associated with the store closure activities recorded to other line items on the accompanying Consolidated Statements of Comprehensive Income. The $6,700 recorded to the “Impairments and store closure costs” line item consisted of: (i) approximately $6,600 in connection with closure and exit activities for closed locations; and (ii) ongoing expenses for closed locations.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

4. Impairments and Store Closure Costs (continued)
Impairments and store closure costs for the thirteen weeks ended April 26, 2015 and April 27, 2014 were as follows:

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Lease obligation and related costs	$7,442	$3,919
Write-down and loss on disposal of fixed assets	5,644	1,797
Employee and severance costs	788	750
Other charges	320	234
	$14,194	$6,700
Closed Store Reserves
Closed store reserves include amounts for occupancy costs related to closed stores, which represent the present value of the remaining non-cancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income. During the thirteen weeks ended April 26, 2015 and the fifty-two weeks ended January 25, 2015, the Company recorded net reserves for occupancy costs. Closed store reserves of $5,063 and $1,112 are included in the “Accrued liabilities” line item and $11,056 and $10,187 are included in the “Closed store reserves” line item on the accompanying Consolidated Balance Sheets at April 26, 2015 and January 25, 2015, respectively.
Activity for the closed store reserves for the thirteen weeks ended April 26, 2015 and for the fifty-two weeks ended January 25, 2015 was as follows:

	For the Thirteen Weeks Ended	For the Fifty-Two Weeks Ended
	April 26, 2015	January 25, 2015
Beginning balance	$11,299	$1,812
Additions and adjustments	5,250	14,498
Payments	(430)	(5,011)
Ending balance	$16,119	$11,299

5. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. As of April 26, 2015, approximately 1,700,000 shares of the Company’s common stock were available for share-based awards.
Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income. Total share-based compensation for the thirteen weeks ended April 26, 2015 and April 27, 2014 was comprised of the following:

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Stock options	$664	$907
Restricted stock units	595	442
Executive restricted stock awards	208	304
Restricted stock awards, non-employee directors	90	119
Performance share units	91	44
Other share based-awards	—	20
	$1,648	$1,836

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

5. Share-based Compensation (continued)
The following table summarizes option activity under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (in thousands) for the thirteen weeks ended April 26, 2015:

Balance at January 25, 2015	888
Options granted	175
Options exercised	(109)
Options expired	—
Options forfeited	(8)

Balance at April 26, 2015	946

Total remaining unearned compensation costs	$4,562

Weighted-average remaining service period	2.9 years
The following table summarizes the activity for the thirteen weeks ended April 26, 2015 for the Company’s existing restricted stock unit program, executive restricted stock award program and restricted stock award program for non-employee directors (in thousands):

	Restricted Stock Units	Executive Restricted Stock Awards	Restricted Stock Awards, Non-Employee Directors
Balance at January 25, 2015	97	56	11
Granted	87	—	—
Vested	(25)	(5)	—
Forfeited	(2)	—	—
Balance at April 26, 2015	157	51	11

Total remaining unearned compensation costs	$5,061	$921	$37

Weighted-average remaining service period	3.3 years	1.1 years	0.1 years

6. Earnings per Share
 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options and vesting of restricted stock units, executive restricted stock awards, and restricted stock awards for non-employee directors. The Company excluded the dilutive effect of its performance share awards and performance share units since the related performance conditions had not been satisfied for the thirteen weeks ended April 26, 2015 and April 27, 2014.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Earnings per Share (continued)
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Net income available to common stockholders (numerator for basic and diluted earnings per share)	$15,166	$16,571

Weighted-average common shares outstanding (denominator for basic earnings per share)	48,443,311	48,266,742
Potential common shares outstanding:
Incremental shares from share-based awards	201,345	151,500
Weighted-average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,644,656	48,418,242

Basic and diluted earnings per share	$0.31	$0.34

For the thirteen weeks ended April 26, 2015 and April 27, 2014, there were approximately 675,000 and 527,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive.

7. Supplementary Balance Sheet Information

The following table reflects supplementary balance sheet information for the Company’s property and equipment, net at April 26, 2015 and January 25, 2015:

	April 26, 2015	January 25, 2015
Buildings	$65,704	$65,658
Store fixtures and equipment	371,794	364,711
Leasehold improvements	246,852	242,966
Office furniture, fixtures and equipment	14,132	13,692
Automobiles	1,275	1,315
Construction in progress	40,726	31,341
Total property and equipment	740,483	719,683
Accumulated depreciation	(347,856)	(327,489)
Total property and equipment, net	$392,627	$392,194

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

7. Supplementary Balance Sheet Information (continued)

The following table reflects supplementary balance sheet information for the Company’s accrued liabilities at April 26, 2015 and January 25, 2015:

	April 26, 2015	January 25, 2015
Accrued compensation and benefits	$29,783	$31,698
Accrued occupancy cost	8,807	8,569
Accrued income taxes payable	12,905	—
Other accrued taxes	5,223	4,619
Accrued construction and maintenance costs	9,340	11,030
Closed store reserves	5,064	1,113
Other accrued liabilities	15,999	17,612

Total accrued liabilities	$87,121	$74,641

8. Commitments and Contingencies
Litigation

From time to time, the Company is involved in various legal proceedings in the normal course of business, including labor and employment, premises, personal injury, product liability and general liability claims, and claims related to commercial and leasing matters. In the opinion of management, the resolution of currently pending matters, other than those described or referred to in the following paragraphs, will not have a material adverse effect on the Company’s financial condition or results of operations. However, because of the nature and inherent uncertainties of litigation, the Company cannot predict with certainty the ultimate resolution of these actions and, should the outcome of these actions be unfavorable, the Company’s business, financial position, results of operations or cash flows could be materially and adversely affected.
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
In assessing potential loss contingencies, the Company considers a number of factors, including those listed in FASB ASC No. 450-20, Contingencies - Loss Contingencies, regarding assessing the probability of a loss and assessing whether a loss is reasonably estimable. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict and the Company’s view of these matters may change as the litigation and events unfold over time. An unfavorable outcome in any legal matter, if material, could have a material adverse effect on the Company’s results of operations in the period in which the unfavorable outcome occurs and potentially in future periods.
The Company is party to a lawsuit that was filed on July 17, 2013 against it in U.S. District Court in Connecticut alleging that the manner in which the Company implemented and applied the fluctuating workweek method for calculating overtime due to the Company’s department managers violated the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which the Company used the fluctuating workweek method of compensation. The Company believes that the plaintiff’s claims are without merit and intends to vigorously defend itself in this proceeding. The Company cannot at this time predict the outcome of this litigation or estimate the range of its potential exposure. The Company has not recorded any reserves or contingencies related to this legal matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Fresh Market, Inc. is a growing specialty grocery retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of April 26, 2015, we operated 168 stores in 27 states across the United States.
We believe several key differentiating elements of our business have enabled us to execute our strategy profitably across our expanding store base. We believe that our differentiated shopping experience has helped us to expand our business. Within our smaller-box format, we focus on higher-margin food categories and strive to deliver a more personal level of service and a more enjoyable shopping experience. Further, our smaller-box format is adaptable to different retail sites and configurations and has facilitated our successful growth. Additionally, we believe our disciplined, comprehensive approach to planning and merchandising and the support we provide our stores allow us to deliver a consistent shopping experience and strong financial performance across our store base.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, marketing and advertising, and other corporate administrative costs. Share-based compensation expenses include those arising from grants made under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs associated with the opening of new stores and include costs associated with store labor, travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.
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
We record a reserve for future lease obligations associated with stores that have closed or unopened leased locations that we decide not to pursue. The fair value of the lease liability is estimated using a discount rate to calculate the present value of the remaining noncancelable lease payments at the cease use date for the location, net of an estimate of subtenant income. Our expectations of potential subtenant income are based on various factors including our knowledge of the geographical area in which the property is located, the remaining lease term and existing conditions. We also seek advice from local brokers and agents, commercial market value analysts, and third-party fair value reports to develop our assumptions. Changes in market and economic conditions could cause us to change our assumptions and may require adjustments to the reserves.
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
Non-GAAP Adjusted Financial Results

In addition to presenting our financial results in conformity with GAAP in this Form 10-Q, we are also presenting results on an “adjusted” basis in order to exclude the impact of (i) charges associated with store closure and exit costs, impairments of certain real estate and store related assets for the thirteen weeks ended April 26, 2015 and April 27, 2014 and (ii) charges related to a change in leadership for the thirteen weeks ended April 26, 2015. Additionally, these charges reflect an estimated provision for income taxes for the thirteen weeks ended April 26, 2015 and April 27, 2014. Except where the context otherwise requires, the use of the term “adjusted” or “as adjusted” with reference to the financial results discussed in this management’s discussion and analysis refers to the adjusted results described in this paragraph. These adjusted financial results are non-GAAP financial measures. These measures are not in accordance with, or an alternative to, GAAP and are reconciled to the Company’s most recent GAAP financial statement on pages 17 and 18 of this Form 10-Q. The Company’s management believes that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to the Company’s results of operations and financial condition. In addition, the Company’s management uses these measures to review the Company’s financial results and evaluate its business operations. We believe that the presentation of adjusted financial results facilitates an understanding of our operations without the impact associated with the charges referenced above. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended
	April 26, 2015		April 27, 2014
	(amounts in thousands, except share and per share amounts)
Consolidated Statements of Income Data (unaudited):
Sales	$462,041	100.0%	$431,002	100.0%
Cost of goods sold	301,483	65.3%	282,836	65.6%
Gross profit	160,558	34.7%	148,166	34.4%
Selling, general and administrative expenses	105,127	22.8%	98,863	22.9%
Impairments and store closure costs	14,194	3.1%	6,700	1.6%
Depreciation	16,104	3.5%	15,026	3.5%
Income from operations	25,133	5.4%	27,577	6.4%
Interest expense	976	0.2%	1,097	0.3%
Income before provision for income taxes	24,157	5.2%	26,480	6.1%
Tax provision	8,991	1.9%	9,909	2.3%
Net income	$15,166	3.3%	$16,571	3.8%

Net income per share
Basic and diluted	$0.31		$0.34
Shares used in computation of net income per share:
Basic	48,443,311		48,266,742
Diluted	48,644,656		48,418,242

Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Other Operating Data (unaudited):
Number of stores at end of period	168	154
Comparable store sales growth (1)	(0.1)%	2.5%
Gross square footage at end of period (in thousands)	3,570	3,248
Average comparable store size (gross square feet) (2)	21,140	21,117
Comparable store sales per gross square foot during period (2)	$133	$137

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

Period to Period Comparisons

Thirteen Weeks Ended April 26, 2015 Compared to the Thirteen Weeks Ended April 27, 2014

Sales
Sales increased 7.2%, or $31.0 million, to $462.0 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014, resulting from a $0.6 million decrease in comparable store sales and a $31.6 million increase in non-comparable store sales. There were 145 comparable stores and 23 non-comparable stores open at April 26, 2015.
Comparable store sales decreased 0.1% to $404.2 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. For the thirteen weeks ended April 26, 2015, comparable store sales were driven by a 0.1% increase in the number of transactions offset by a 0.2% decrease in the average transaction size. Average customer transaction size for comparable stores decreased to $31.82 for the thirteen weeks ended April 26, 2015, compared to $31.89 for the thirteen weeks ended April 27, 2014.
Gross Profit
Gross profit increased 8.4%, or $12.4 million, to $160.6 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. The amount of the increase in gross profit attributable to increased sales was $10.7 million and an increase of $1.7 million was attributable to the gross margin rate. The gross margin rate increased 40 basis points to 34.7% for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. The increase in gross margin was driven primarily by adjustments to the price to cost relationship of merchandise sold and reduced supply chain costs as a percentage of sales. These increases were partially offset by a 30 basis point impact related to an inventory reserve adjustment recorded in connection with our decision to discontinue health and beauty products and replace them with higher-growth food merchandise product categories.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.3%, or $6.3 million, to $105.1 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended April 26, 2015, store-level compensation expenses increased $4.5 million, other store operating expenses increased $1.6 million, and corporate general and administrative expenses increased $0.7 million, which included approximately $0.4 million related to the previously announced leadership changes. This was partially offset by a decrease in pre-opening expenses of $0.7 million due to the fact that we opened two stores during the thirteen weeks ended April 26, 2015, compared to seven new store openings during the thirteen weeks ended April 27, 2014.
As a percentage of sales, selling, general and administrative expenses decreased by 20 basis points to 22.8% for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. The decrease in selling, general and administrative expenses as a percentage of sales for the thirteen weeks ended April 26, 2015 was primarily due to lower pre-opening expenses offset by 10 basis points for previously announced leadership change costs, compared to the thirteen weeks ended April 27, 2014.

Impairments and Store Closure Costs
During the thirteen weeks ended April 26, 2015, we recorded $14.2 million of impairments and store closure costs, which included $14.0 million of store closure and exit costs in connection with exiting the California market, compared to $6.7 million for the thirteen weeks ended April 27, 2014. These costs included certain lease liabilities, severance, write-down and loss on disposal of fixed assets, and other exit costs.
Depreciation Expense
Depreciation expense increased 7.2%, or $1.1 million, to $16.1 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014, principally due to store unit growth. Depreciation expense as a percentage of sales remained flat at 3.5% for the thirteen weeks ended April 26, 2015 and for the thirteen weeks ended April 27, 2014.
Income from Operations
Income from operations decreased 8.9%, or $2.4 million, to $25.1 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. For the thirteen weeks ended April 26, 2015, we recognized charges of approximately $14.6 million associated with store closure and exit activities and the liquidation of inventory for closed locations, and approximately $0.4 million in connection with previously announced leadership changes. For the thirteen weeks ended April 27, 2014, we recognized charges of approximately $7.0 million associated with store closure and exit activities, including the liquidation of inventory and other costs associated with store closure activities for closed locations. Excluding these items, adjusted income from operations was $40.1 million for the thirteen weeks ended April 26, 2015, an increase of 15.9% from adjusted income from operations of $34.6 million for the thirteen weeks ended April 27, 2014.
Income from operations as a percentage of sales decreased 100 basis points to 5.4% for the thirteen weeks ended April 26, 2015, compared to 6.4% for the thirteen weeks ended April 27, 2014. The decrease in income from operations as a percentage of sales was primarily due to an increase in store closure and leadership change related costs for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. Adjusted income from operations as a percentage of sales increased 70 basis points to 8.7% for the thirteen weeks ended April 26, 2015, compared to 8.0% for the thirteen weeks ended April 27, 2014, primarily related to improved gross margins and reduced pre-opening expenses.
The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to GAAP income from operations for the thirteen weeks ended April 26, 2015 compared to the thirteen weeks ended April 27, 2014.

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
	(amounts in millions)
	(unaudited)
Income from operations	$25.1	$27.6
Store closure and exit costs (1)	14.6	7.0
Leadership change-related charges	0.4	—

Adjusted income from operations	$40.1	$34.6

(1) During the thirteen weeks ended April 26, 2015, we incurred approximately $14.6 million of expenses in connection with closure and exit activities, with approximately $14.0 million recorded to the “Impairments and store closure costs” line item and approximately $0.6 million for the liquidation of inventory and other costs recorded to other line items on the Consolidated Statements of Comprehensive Income. During the thirteen weeks ended April 27, 2014, we incurred approximately $7.0 million of expenses associated with closure and exit activities with approximately $6.6 million recorded to the “Impairments and store closure costs” line item and approximately $0.4 million for the liquidation of inventory and other costs recorded to other line items on the Consolidated Statements of Comprehensive Income. Income from operations is not adjusted for certain ongoing expenses for closed locations which occur on a recurring basis.

Interest Expense
Interest expense decreased $0.1 million to $1.0 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014.

Income Tax Expense
Income taxes for the thirteen weeks ended April 26, 2015 resulted in an effective tax rate of approximately 37.2%, compared to the income tax rate of approximately 37.4% for the thirteen weeks ended April 27, 2014.

Net Income
Net income decreased 8.5%, or $1.4 million, to $15.2 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. Net income was negatively affected by pre-tax charges of $14.9 million associated with store closure costs related to exiting the California market during the thirteen weeks ended April 26, 2015 and costs associated with leadership changes, compared to pre-tax charges of $7.0 million associated with store closure and exit costs for the thirteen weeks ended April 27, 2014. Adjusted net income increased 17.3%, or $3.6 million, to $24.5 million, for the thirteen weeks ended April 26, 2015, compared to adjusted net income of $20.9 million for the thirteen weeks ended April 27, 2014.
Net income as a percentage of sales for the thirteen weeks ended April 26, 2015 decreased 50 basis points to 3.3% from 3.8% for the thirteen weeks ended April 27, 2014. Adjusted net income as a percentage of sales increased 50 basis points to 5.3% for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014.
The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to GAAP net income for the thirteen weeks ended April 26, 2015 compared to the thirteen weeks ended April 27, 2014.

	For the Thirteen Weeks Ended
	April 26, 2015		April 27, 2014
	(amounts in millions, except per share amounts)
	(unaudited)

	Adjusted Net	Adjusted Diluted Earnings	Adjusted Net	Adjusted Diluted Earnings
	Income	Per Share, after tax	Income	Per Share, after tax
Net income	$15.2	$0.31	$16.6	$0.34
Store closure and exit costs	14.6	0.19	7.0	0.10
Leadership change-related charges	0.4	0.00	—	—
Tax provision (1)	(5.6)	0.00	(2.7)	0.00
Adjusted net income (2)	$24.5	$0.50	$20.9	$0.43

(1) Tax provision represents the additional income tax expense if the items above were excluded from the calculation of taxable income. The amounts shown for each item in the “Adjusted Diluted Earnings Per Share, after tax” columns are net of the impact of the tax provision.
(2) The totals may not equal the sum of the components due to rounding.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand and cash generated from operations. Our primary uses of cash are purchases of inventory, operating expenses, capital expenditures primarily for opening new stores and relocating and remodeling existing stores, debt service and corporate taxes. We believe that the cash on hand and cash generated from operations, together with the borrowing availability under the Credit Agreement, will be sufficient to meet our working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores and relocating and remodeling existing stores and other strategic initiatives. These strategic initiatives include the replacement of store equipment and product display fixtures, investments in information technology and merchandising enhancements. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale.
At April 26, 2015, we had approximately $89.4 million in cash and cash equivalents and $149.6 million in borrowing availability under the Credit Agreement.
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
A summary of our operating, investing and financing activities for the thirteen weeks ended April 26, 2015 and April 27, 2014 is shown in the following table:

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Net cash provided by operating activities	$62,611	$56,170
Net cash used in investing activities	(23,725)	(24,419)
Net cash provided by (used in) financing activities	1,982	(24,378)
Net increase in cash and cash equivalents	$40,868	$7,373

 Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, realized gain or loss on disposal of property and equipment, share-based compensation, changes in deferred income taxes, and the effect of changes in assets and liabilities.

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Net income	$15,166	$16,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,150	15,082
Loss on disposals of property and equipment	5,646	1,821
Share-based compensation	1,648	1,836
Excess tax (benefits) shortfalls from share-based compensation	(101)	87
Deferred income taxes	(5,072)	(7,244)
Changes in assets and liabilities	29,174	28,017
Net cash provided by operating activities	$62,611	$56,170

Net cash provided by operating activities increased 11.5%, or $6.4 million, to $62.6 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. The increase in net cash provided by operating activities was primarily due to higher income before impairments and store closure and exit costs and the timing of various working capital items.

Investing Activities
Cash used in investing activities consists primarily of capital expenditures for opening new stores and relocating and remodeling existing stores, as well as investments in information technology and merchandising enhancements.

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Purchases of property and equipment	$(23,770)	$(24,426)
Proceeds from sale of property and equipment	45	7
Net cash used in investing activities	$(23,725)	$(24,419)

Capital expenditures decreased 2.7%, or $0.7 million, to $23.8 million for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014. Capital expenditures related to new, remodeled or relocated stores totaled $21.0 million for the thirteen weeks ended April 26, 2015, compared to $22.6 million for the thirteen weeks ended April 27, 2014.
We plan to spend approximately $100.0 million to $110.0 million on capital expenditures during fiscal 2015, primarily related to new and remodeled stores.
We plan to open 19 new stores during fiscal 2015, two of which were opened as of April 26, 2015, and to remodel or refresh 10 stores, none of which were completed as of April 26, 2015.

Financing Activities
Cash provided by and used in financing activities consists primarily of borrowings and payments under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock.

	For the Thirteen Weeks Ended
	April 26, 2015	April 27, 2014
Borrowings on revolving credit facility	$—	$94,033
Payments made on revolving credit facility	—	(118,233)
Payments made on capital and financing lease obligations	(288)	(95)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	41	51
Excess tax benefits (shortfalls) from share-based compensation	101	(87)
Payments on withholding tax for restricted stock unit vesting	(409)	(141)
Proceeds from exercise of share-based compensation awards	2,537	94
Net cash provided by (used in) financing activities	$1,982	$(24,378)

Net cash provided by financing activities for the thirteen weeks ended April 26, 2015 increased $26.4 million, to $2.0 million. There was no net activity for our revolving credit facility for the thirteen weeks ended April 26, 2015, compared to net payments of $24.2 million for the thirteen weeks ended April 27, 2014. Additionally, there was an increase in net proceeds from the exercise of share-based compensation awards for the thirteen weeks ended April 26, 2015, compared to the thirteen weeks ended April 27, 2014.

Revolving Credit Agreement
On June 12, 2014, we entered into the Credit Agreement with Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and the several lenders party thereto, which refinanced and replaced our prior senior unsecured revolving credit facility.
The Credit Agreement matures June 12, 2019 and is available to provide support for working capital, capital expenditures and other general corporate purposes, including permitted acquisitions and issuance of letters of credit. While we currently have no material domestic subsidiaries, other entities will guarantee our obligations under the Credit Agreement if and when they become our material domestic subsidiaries during the term of the Credit Agreement.
The Credit Agreement provides for total borrowings of up to $175.0 million. Under the terms of the Credit Agreement, we are entitled to request an increase in the size of the facility by an amount not exceeding $100.0 million in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, we may designate one or more other lenders to become a party to the Credit Agreement, subject to the approval of the Administrative Agent. The Credit Agreement includes a letter of credit sublimit of $60.0 million and a swing line sublimit of $15.0 million.
At our option, revolving loans under the Credit Agreement bear interest at (i) the London Interbank Offered Rate (“LIBOR”) plus an applicable margin that ranges from 0.90% to 2.00%, (ii) the Eurodollar rate plus an applicable margin that ranges from 0.90% to 2.00%, or (iii) the base rate plus an applicable margin that ranges from 0% to 1.00%, where the base rate is defined as the greatest of: (a) the federal funds rate plus 0.50%, (b) Bank of America’s prime rate, and (c) the Eurodollar rate plus 1.00%.
The commitment fee calculated on the unused portions of the Credit Agreement ranges from 0.125% to 0.250% per annum.
The Credit Agreement contains a number of affirmative and restrictive covenants, including limitations on our ability to grant liens, incur additional debt, pay dividends, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.
In addition, the Credit Agreement provides that we are required to maintain the following financial ratios:

•
a consolidated maximum leverage ratio as of the end of any fiscal quarter of not more than 4.25 to 1.00, based upon the ratio of (i) Adjusted Funded Debt (as defined in the Credit Agreement) minus certain cash and cash equivalents in excess of $5.0 million as of the end of each fiscal quarter to (ii) Consolidated EBITDAR (as defined in the Credit Agreement) for the period consisting of the four fiscal quarters then ending; and

•
a consolidated fixed charge coverage ratio as of the end of each fiscal quarter of not less than 1.70 to 1.00, based upon the ratio of (i) Consolidated EBITDAR (as defined in the Credit Agreement) less cash taxes paid and dividends and other distributions made in respect of capital stock, in each case, over the period consisting of the four fiscal quarters then ending to (ii) the sum of cash interest, lease, rent and scheduled principal payments on Funded Debt (as defined in the Credit Agreement), in each case, over the period consisting of the four fiscal quarters then ending.

The Credit Agreement contains customary events of default. If an Event of Default (as defined in the Credit Agreement) occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Credit Agreement may be accelerated and may become or be declared immediately due and payable.
We were in compliance with all debt covenants under the Credit Agreement as of April 26, 2015.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at April 26, 2015 consisted of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations and lease obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the thirteen weeks ended April 26, 2015. For a more comprehensive discussion of our contractual obligations see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.
Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, as we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, costs and expenses and related disclosures. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an ongoing basis, management evaluates its estimates and judgments. Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include accounting for inventories, impairment of long-lived assets, closed store reserves, leases, insurance reserves, taxes and share-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.
Seasonality
The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.
Inflation
While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen weeks ended April 26, 2015. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments. Our exposure to market risks results primarily from changes in interest rates and there have been no material changes regarding our market risk position from the information provided under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of April 26, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen weeks ended April 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II. Other Information

Item 1. Legal Proceedings
In the ordinary course of our business, we are subject to lawsuits, investigations and claims, including, but not limited to, intellectual property disputes, contractual disputes, premises claims and employment, environmental, health, product liability and safety matters. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations, except for the proceeding described in the immediately succeeding paragraph, which could have a material adverse effect on us.
We are party to a lawsuit that was filed on July 17, 2013 against us in U.S. District Court in Connecticut alleging that the manner in which we implemented and applied the fluctuating workweek method for calculating overtime due to our department managers violated the federal Fair Labor Standards Act. The complaint purports to state a collective action on behalf of a class of department managers in stores in states in which we used the fluctuating workweek method of compensation. We believe that the plaintiff’s claims are without merit and intend to vigorously defend ourselves in this proceeding. We cannot at this time predict the outcome of this litigation or estimate the range of our potential exposure. We have not recorded any reserves or contingencies related to this legal matter.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three-month period ended April 26, 2015:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total	Average	Purchased	that May Yet
	Number	Price	as Part of a	be
	of Shares	Paid Per	Publicly	Purchased
	Purchased	Share	Announced	under the
Period	(1)	($)	Program	Program
January 26, 2015 through February 24, 2015	—	—	—	—
February 25, 2015 through March 27, 2015	899	$41.09	—	—
March 28, 2015 through April 26, 2015	—	—	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to certain employees.

Item 6. Exhibits

Exhibit Number	Description
10.1+	Second Renewal Agreement, dated as of March 4, 2015, by and between The Fresh Market, Inc. and Burris Logistics
10.2	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information (unaudited) from The Fresh Market, Inc.’s Quarterly Report on Form 10-Q for the period ended April 26, 2015, filed on May 28, 2015, formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

+	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 28, 2015	THE FRESH MARKET, INC.

	By:	/s/ Jeffrey B. Short
Jeffrey B. Short
Vice President and Controller
(Principal Accounting Officer)