Form 10-Q
period 2015-07-26
Fresh Market, Inc.
filed 2015-08-27
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 26, 2015

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of August 10, 2015 was 48,605,268 shares.

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

The Fresh Market, Inc.

Form 10-Q
For the Thirteen and Twenty-Six Weeks Ended July 26, 2015

Part I. Financial Information

Item 1. Financial Statements
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	July 26, 2015	January 25, 2015
Assets
Current assets:
Cash and cash equivalents	$73,384	$48,486
Accounts receivable	10,736	12,442
Inventories	59,003	61,237
Prepaid expenses and other current assets	5,055	4,633
Income tax benefit	4,390	622
Deferred income taxes	8,118	6,957
Total current assets	160,686	134,377
Property and equipment, net	404,911	392,194
Deferred income taxes	5,484	1,452
Other assets	7,452	9,429
Total assets	$578,533	$537,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,106	$45,592
Accrued liabilities	75,147	74,641
Total current liabilities	123,253	120,233
Capital and financing lease obligations	32,876	33,337
Closed store reserves	10,377	10,187
Deferred income taxes	—	929
Deferred rent	14,630	13,797
Deferred lease incentives	15,096	14,117
Other liabilities	16,544	16,065
Total noncurrent liabilities	89,523	88,432

Commitments and contingencies (Notes 2 and 8)

Stockholders’ equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 48,534,274 and 48,392,201 shares issued and outstanding as of July 26, 2015 and January 25, 2015, respectively	484	483
Additional paid-in capital	126,857	122,526
Retained earnings	238,416	205,778
Total stockholders’ equity	365,757	328,787
Total liabilities and stockholders’ equity	$578,533	$537,452

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Sales	$442,095	$422,227	$904,136	$853,229
Cost of goods sold (exclusive of depreciation shown separately)	293,098	278,512	594,581	561,348
Gross profit	148,997	143,715	309,555	291,881

Operating expenses:
Selling, general and administrative expenses	103,610	99,404	208,737	198,267
Impairments and store closure costs	67	9,909	14,261	16,609
Depreciation	16,818	15,276	32,922	30,302
Income from operations	28,502	19,126	53,635	46,703
Interest expense	992	1,124	1,968	2,221
Income before provision for income taxes	27,510	18,002	51,667	44,482
Tax provision	10,038	6,612	19,029	16,521
Net income and comprehensive income	$17,472	$11,390	$32,638	$27,961

Net income per share:
Basic and diluted	$0.36	$0.24	$0.67	$0.58

Weighted-average common shares outstanding:
Basic	48,526,755	48,282,994	48,484,425	48,274,868

Diluted	48,656,474	48,441,288	48,636,420	48,429,497

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 26, 2014	48,260,804	$483	$113,029	$142,753	$256,265

Exercise of share-based awards	88,108	—	1,938	—	1,938
Issuance of common stock pursuant to restricted stock units	22,729	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	5,056	—	170	—	170
Vesting of restricted stock awards, non-employee directors	11,374	—	—	—	—
Vesting of executive restricted stock awards	4,130	—	—	—	—
Withholding tax on restricted stock vesting	—	—	(468)	—	(468)
Share-based compensation	—	—	7,533	—	7,533
Tax benefit related to exercise of share-based awards	—	—	324	—	324
Net Income	—	—	—	63,025	63,025

Balance at January 25, 2015	48,392,201	$483	$122,526	$205,778	$328,787

Exercise of share-based awards	109,948	1	2,548	—	2,549
Issuance of common stock pursuant to restricted stock units	16,786	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	2,283	—	78	—	78
Vesting of restricted stock awards, non-employee directors	11,218	—	—	—	—
Vesting of executive restricted stock awards	1,838	—	—	—	—
Withholding tax on restricted stock vesting	—	—	(993)	—	(993)
Share-based compensation	—	—	2,608	—	2,608
Tax benefit related to exercise of share-based awards	—	—	90	—	90
Net Income	—	—	—	32,638	32,638

Balance at July 26, 2015	48,534,274	$484	$126,857	$238,416	$365,757

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014
Operating activities
Net income	$32,638	$27,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,016	30,406
Loss on disposals of property and equipment	5,606	1,791
Share-based compensation	2,608	3,703
Excess tax (benefit) shortfall from share-based compensation	(90)	157
Deferred income taxes	(6,122)	(16,280)
Change in assets and liabilities:
Accounts receivable	1,706	1,222
Inventories	2,234	(831)
Prepaid expenses and other assets	1,464	(1,488)
Income tax benefit	(3,768)	837
Accounts payable	2,514	(2,021)
Closed store reserves	4,115	16,302
Accrued and other liabilities	1,485	6,454
Net cash provided by operating activities	77,406	68,213

Investing activities
Purchases of property and equipment	(54,343)	(40,363)
Proceeds from sale of property and equipment	692	92
Net cash used in investing activities	(53,651)	(40,271)

Financing activities
Borrowings on revolving credit facility	—	118,133
Payments made on revolving credit facility	—	(139,833)
Payments made for debt issuance costs	—	(441)
Payments made on capital and financing lease obligations	(580)	(292)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	78	95
Excess tax benefit (shortfall) from share-based compensation	90	(157)
Payments made on withholding tax for restricted stock vesting	(993)	(155)
Proceeds from exercise of share-based compensation awards	2,548	162
Net cash provided by (used in) financing activities	1,143	(22,488)

Net increase in cash and cash equivalents	24,898	5,454
Cash and cash equivalents at beginning of period	48,486	11,745

Cash and cash equivalents at end of period	$73,384	$17,199

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,855	$2,147

Cash paid during the period for taxes	$28,955	$32,304

Non-cash investing and financing activities:
Property and equipment acquired through capital and financing lease obligations	$51	$5,896

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

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Perishable	67.5%	67.1%	66.5%	66.0%
Non-perishable	32.5%	32.9%	33.5%	34.0%

Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11 (Topic 330), Inventory: Simplifying the Measurement of Inventory. The amendments require an entity to measure in scope inventory at the lower of cost and net realizable value. The amendments do not apply to inventory that is measured using the last-in, first-out (LIFO) or the retail inventory method. ASU No. 2015-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-05 (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statements and related disclosures.

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
In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year; as a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 31, 2017 and interim periods therein. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.
2. Long-Term Debt

The Company had no outstanding borrowings as of July 26, 2015 or January 25, 2015.
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
The Credit Agreement provides for total borrowings of up to $175,000. Under the terms of the Credit Agreement, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $100,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lenders to become a party to the Credit Agreement, subject to the approval of the Administrative Agent. The Credit Agreement includes a letter of credit sublimit of $60,000, of which $25,393 was outstanding at July 26, 2015 and $25,434 was outstanding at January 25, 2015. The beneficiaries of these letters of credit are primarily the Company’s workers’ compensation and general liability insurance carriers. The Credit Agreement also includes a swing line sublimit of $15,000.
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

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

3. Fair Value Measurements
FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, requires fair value measurements to be classified and disclosed in one of the following pricing categories:

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
Nonrecurring Fair Value Measurements
The Company recorded $5,138 of lease obligation costs as a nonrecurring fair value measurement in connection with its store closures during the twenty-six weeks ended July 26, 2015. These lease obligation costs are included in the “Accrued Liabilities” and “Closed store reserves” line items on the accompanying Consolidated Balance Sheets. The lease obligations were estimated based on the present value of the minimum lease payments less an estimate of sublease income, which is a Level 2 fair value measurement.
The Company wrote-down the carrying value of certain fixed assets to its estimated proceeds, which is a Level 2 fair value measurement, in connection with the store closure and exit activities during the twenty-six weeks ended July 26, 2015. The write-down of $5,595 is included in the “Impairments and store closure costs” line item on the accompanying Consolidated Statements of Comprehensive Income.
The Company recorded these nonrecurring fair value measurements in the first quarter of fiscal 2015, and it did not record any other nonrecurring fair value measurements during the twenty-six weeks ended July 26, 2015.

4. Impairments and Store Closure Costs
Store Closure Costs
During the first quarter of fiscal year 2015, the Company exited the California market and recorded charges primarily consisting of certain lease obligations, write-down and loss on disposal of fixed assets, and severance costs associated with its California locations. The Company expects to incur approximately $15,500 in store closure and exit costs in fiscal year 2015 related to exiting these locations. Changes in market and economic conditions could cause the Company to change its assumptions and may require adjustments to the reserves.
During the twenty-six weeks ended July 26, 2015, the Company incurred $14,815 of expenses associated with closed stores, with $14,261 recorded to the “Impairments and store closure costs” line item and $554 for the liquidation of inventory and other costs associated with the store closure activities recorded to other line items on the accompanying Consolidated Statements of Comprehensive Income. The $14,261 recorded to the “Impairments and store closure costs” line item consisted of: (i) $13,910 in connection with closure and exit activities for closed locations; and (ii) ongoing expenses for closed locations.
The Company closed four stores in the first quarter of fiscal year 2014 and recorded charges primarily consisting of certain lease obligations, severance costs, and write-down and loss on disposal of fixed assets. During the twenty-six weeks ended July 27, 2014, the Company incurred $17,027 of expenses associated with closed stores, with $16,609 recorded to the “Impairments and store closure costs” line item and $418 for the liquidation of inventory and other costs associated with the store closure activities recorded to other line items on the accompanying Consolidated Statements of Comprehensive Income. The $16,609 recorded to the “Impairments and store closure costs” line item consisted of: (i) $16,371 in connection with closure and exit activities for closed locations; and (ii) ongoing expenses for closed locations.
During the thirteen weeks ended July 26, 2015, the net activity recognized for impairments and store closure costs was not significant and primarily related to ongoing expenses for closed locations.
During the thirteen weeks ended July 27, 2014, the Company recognized $9,909 of expenses associated with closed stores, primarily consisting of certain lease obligations, severance costs, and write-down and loss on disposal of fixed assets for the four stores closed during the first quarter of fiscal 2014. The $9,909 recorded to the “Impairments and store closure costs” line item consisted of: (i) $9,770 in connection with closure and exit activities for closed locations; and (ii) ongoing expenses for closed locations.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

4. Impairments and Store Closure Costs (continued)
Impairments and store closure costs for the thirteen and twenty-six weeks ended July 26, 2015 and July 27, 2014 were as follows:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Lease obligation and related costs	$106	$9,422	7,548	13,341
Write-down and loss on disposal of fixed assets	(49)	(43)	5,595	1,754
Employee and severance costs	—	17	788	767
Other charges	10	513	330	747
	$67	$9,909	$14,261	$16,609
Closed Store Reserves
Closed store reserves include amounts for occupancy costs related to closed stores, which represent the present value of the remaining non-cancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income. During the twenty-six weeks ended July 26, 2015 and the fifty-two weeks ended January 25, 2015, the Company recorded net reserves for occupancy costs. Closed store reserves of $5,037 and $1,112 are included in the “Accrued liabilities” line item and $10,377 and $10,187 are included in the “Closed store reserves” line item on the accompanying Consolidated Balance Sheets at July 26, 2015 and January 25, 2015, respectively.
Activity for the closed store reserves for the twenty-six weeks ended July 26, 2015 and for the fifty-two weeks ended January 25, 2015 was as follows:

	For the Twenty-Six Weeks Ended	For the Fifty-Two Weeks Ended
	July 26, 2015	January 25, 2015
Beginning balance	$11,299	$1,812
Additions and adjustments	5,227	14,498
Payments	(1,112)	(5,011)
Ending balance	$15,414	$11,299

5. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. As of July 26, 2015, approximately 1,700,000 shares of the Company’s common stock were available for share-based awards.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

5. Share-based Compensation (continued)
Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income. Total share-based compensation for the thirteen and twenty-six weeks ended July 26, 2015 and July 27, 2014 was comprised of the following:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Stock options	$560	$900	$1,224	$1,807
Restricted stock units, employees	471	407	1,066	849
Restricted stock units, non-employee directors	105	—	105	—
Executive restricted stock awards	206	316	414	634
Restricted stock awards, non-employee directors	48	105	138	210
Performance share units	(430)	131	(339)	175
Other share-based awards	—	8	—	28
	$960	$1,867	$2,608	$3,703

During the thirteen weeks ended July 26, 2015, the Company recognized a net benefit of $430 in connection with performance share units. A cumulative adjustment was made to the performance share units because the Company determined that the minimum level of achievement to meet the performance goal is not probable, and, as a result, all expense recognized through July 26, 2015 was reversed.
The following table summarizes option activity under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (in thousands) for the twenty-six weeks ended July 26, 2015:

Balance at January 25, 2015	888
Granted	176
Exercised	(110)
Expired	(2)
Forfeited	(10)

Balance at July 26, 2015	942

Total remaining unearned compensation costs	$4,010

Weighted-average remaining service period	2.7 years

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

5. Share-based Compensation (continued)
The following table summarizes the activity for the twenty-six weeks ended July 26, 2015 for the Company’s existing restricted stock unit programs and restricted stock award programs (in thousands):

	Restricted Stock Units, Employees	Restricted Stock Units, Non-Employee Directors	Executive Restricted Stock Awards	Restricted Stock Awards, Non-Employee Directors
Balance at January 25, 2015	97	—	56	11
Granted	97	22	—	—
Vested	(26)	—	(3)	(11)
Forfeited	(3)	—	—	—
Balance at July 26, 2015	165	22	53	—

Total remaining unearned compensation costs	$4,751	$608	$717	$—

Weighted-average remaining service period	3.1 years	0.9 years	1.1 years	0.0 years

6. Earnings per Share
 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options and vesting of restricted stock units and restricted stock awards. The Company excluded the dilutive effect of its performance share awards and performance share units since the related performance conditions had not been satisfied for the thirteen and twenty-six weeks ended July 26, 2015 and July 27, 2014.
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Net income available to common stockholders (numerator for basic and diluted earnings per share)	$17,472	$11,390	$32,638	$27,961

Weighted-average common shares outstanding (denominator for basic earnings per share)	48,526,755	48,282,994	48,484,425	48,274,868
Potential common shares outstanding:
Incremental shares from share-based awards	129,719	158,294	151,995	154,629
Weighted-average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,656,474	48,441,288	48,636,420	48,429,497

Basic and diluted earnings per share	$0.36	$0.24	$0.67	$0.58

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Earnings per Share (continued)
For the thirteen weeks ended July 26, 2015 and July 27, 2014, there were approximately 764,000 and 674,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive. For the twenty-six weeks ended July 26, 2015 and July 27, 2014, there were approximately 724,000 and 598,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive.

7. Supplementary Balance Sheet Information

The following table reflects supplementary balance sheet information for the Company’s property and equipment, net at July 26, 2015 and January 25, 2015:

	July 26, 2015	January 25, 2015
Buildings	$65,725	$65,658
Store fixtures and equipment	388,823	364,711
Leasehold improvements	265,536	242,966
Office furniture, fixtures and equipment	14,753	13,692
Automobiles	1,048	1,315
Construction in progress	24,035	31,341
Total property and equipment	759,920	719,683
Accumulated depreciation	(355,009)	(327,489)
Total property and equipment, net	$404,911	$392,194

The following table reflects supplementary balance sheet information for the Company’s accrued liabilities at July 26, 2015 and January 25, 2015:

	July 26, 2015	January 25, 2015
Accrued compensation and benefits	$31,701	$31,698
Accrued occupancy cost	8,881	8,569
Other accrued taxes	5,132	4,619
Accrued construction and maintenance costs	8,657	11,030
Closed store reserves	5,037	1,112
Other accrued liabilities	15,739	17,613

Total accrued liabilities	$75,147	$74,641

8. Commitments and Contingencies
Litigation

From time to time, the Company is involved in various legal proceedings in the ordinary course of business, including, but not limited to, claims, disputes, litigation, and investigations relating to labor and employment, contracts, product liability, leasing and construction, and other commercial and regulatory matters. In the opinion of management, the resolution of currently pending matters, other than those described or referred to below, will not have a material adverse effect on the Company’s financial condition or results of operations. However, because of the nature and inherent uncertainties of litigation, the Company cannot predict with certainty the ultimate resolution of these actions and, should the outcome of these actions be unfavorable, the Company’s business, financial position, results of operations or cash flows could be materially and adversely affected.

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

9. Subsequent Event

Stock Repurchase Program

In August 2015, the Company’s Board of Directors authorized a $200,000 stock repurchase program. No repurchases have been made under the program through August 27, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Fresh Market, Inc. is a growing specialty grocery retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of July 26, 2015, we operated 174 stores in 27 states across the United States.
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
Non-GAAP Adjusted Financial Results

In addition to presenting our financial results in conformity with GAAP in this Form 10-Q, we are also presenting results on an “adjusted” basis in order to exclude the impact of (i) charges associated with store closure and exit costs, impairments of certain real estate and store related assets for the thirteen and twenty-six weeks ended July 26, 2015 and July 27, 2014 and (ii) charges related to a change in leadership for the thirteen and twenty-six weeks ended July 26, 2015. Additionally, these charges reflect an estimated provision for income taxes for the thirteen and twenty-six weeks ended July 26, 2015 and July 27, 2014. Except where the context otherwise requires, the use of the term “adjusted” or “as adjusted” with reference to the financial results discussed in this management’s discussion and analysis refers to the adjusted results described in this paragraph. These adjusted financial results are non-GAAP financial measures. These measures are not in accordance with, or an alternative to, GAAP and are reconciled to the Company’s most recent GAAP financial statement in “Period to Period Comparisons - Thirteen Weeks Ended July 26, 2015 Compared to the Thirteen Weeks Ended July 27, 2014” and “Period to Period Comparisons - Twenty-Six Weeks Ended July 26, 2015 Compared to the Twenty-Six Weeks Ended July 27, 2014” below. The Company’s management believes that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to the Company’s results of operations and financial condition. In addition, the Company’s management uses these measures to review the Company’s financial results and evaluate its business operations. We believe that the presentation of adjusted financial results facilitates an understanding of our operations without the impact associated with the charges referenced above. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Twenty-Six Weeks Ended
	July 26, 2015		July 27, 2014		July 26, 2015		July 27, 2014
	(amounts in thousands, except share and per share amounts)
Consolidated Statements of Income Data (unaudited):
Sales	$442,095	100.0%	$422,227	100.0%	$904,136	100.0%	$853,229	100.0%
Cost of goods sold	293,098	66.3%	278,512	66.0%	594,581	65.8%	561,348	65.8%
Gross profit	148,997	33.7%	143,715	34.0%	309,555	34.2%	291,881	34.2%
Selling, general and administrative expenses	103,610	23.4%	99,404	23.5%	208,737	23.1%	198,267	23.2%
Impairments and store closure costs	67	0.0%	9,909	2.3%	14,261	1.6%	16,609	1.9%
Depreciation	16,818	3.8%	15,276	3.6%	32,922	3.6%	30,302	3.6%
Income from operations	28,502	6.4%	19,126	4.5%	53,635	5.9%	46,703	5.5%
Interest expense	992	0.2%	1,124	0.3%	1,968	0.2%	2,221	0.3%
Income before provision for income taxes	27,510	6.2%	18,002	4.3%	51,667	5.7%	44,482	5.2%
Tax provision	10,038	2.3%	6,612	1.6%	19,029	2.1%	16,521	1.9%
Net income	$17,472	4.0%	$11,390	2.7%	$32,638	3.6%	$27,961	3.3%

Net income per share
Basic and diluted	$0.36		$0.24		$0.67		$0.58
Shares used in computation of net income per share:
Basic	48,526,755		48,282,994		48,484,425		48,274,868
Diluted	48,656,474		48,441,288		48,636,420		48,429,497

Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014	July 26, 2015	July 27, 2014
Other Operating Data (unaudited):
Number of stores at end of period	174	158	174	158
Comparable store sales growth (1)	(1.0)%	2.9%	(0.6)%	2.7%
Gross square footage at end of period (in thousands)	3,698	3,333	3,698	3,333
Average comparable store size (gross square feet) (2)	21,139	21,101	21,139	21,109
Comparable store sales per gross square foot during period (2)	$126	$131	$259	$268

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

Period to Period Comparisons

Thirteen Weeks Ended July 26, 2015 Compared to the Thirteen Weeks Ended July 27, 2014

Sales
Sales increased 4.7%, or $19.9 million, to $442.1 million for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014, resulting from a $4.0 million decrease in comparable store sales and a $23.9 million increase in non-comparable store sales. There were 150 comparable stores and 24 non-comparable stores open at July 26, 2015.
Comparable store sales decreased 1.0% to $392.7 million for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014. For the thirteen weeks ended July 26, 2015, the decrease in comparable store sales was the result of a 0.7% decrease in the number of transactions and a 0.3% decrease in the average transaction size. Average customer transaction size for comparable stores decreased to $31.16 for the thirteen weeks ended July 26, 2015, compared to $31.27 for the thirteen weeks ended July 27, 2014.
Gross Profit
Gross profit increased 3.7%, or $5.3 million, to $149.0 million for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014. The amount of the increase in gross profit attributable to increased sales was $6.7 million, partially offset by a decrease of $1.4 million attributable to the change in gross margin rate. The gross margin rate decreased 30 basis points to 33.7% for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014. The decrease in gross margin rate was driven primarily by a decrease in merchandise margin due to increased shrinkage expense, partially offset by reduced supply chain costs as a percentage of sales and a favorable LIFO adjustment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 4.2%, or $4.2 million, to $103.6 million for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended July 26, 2015, store-level compensation expenses increased $2.5 million, and other store operating expenses increased $1.8 million.
As a percentage of sales, selling, general and administrative expenses decreased by 10 basis points to 23.4% for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014. The decrease in selling, general and administrative expenses as a percentage of sales for the thirteen weeks ended July 26, 2015 was primarily due to a decrease in incentive compensation expense, partially offset by $1.6 million of investments in marketing and store productivity programs, compared to the thirteen weeks ended July 27, 2014.
Impairments and Store Closure Costs
During the thirteen weeks ended July 26, 2015, we recorded $0.1 million of impairments and store closure costs, compared to $9.9 million for the thirteen weeks ended July 27, 2014, of which $9.8 million related to the stores closed in the first quarter of fiscal year 2014. These charges include certain lease liabilities, severance, write-down and loss on disposal of assets, and other exit costs.
Depreciation Expense
Depreciation expense increased 10.1%, or $1.5 million, to $16.8 million for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014, principally due to store unit growth, remodels, and refreshes. Depreciation expense as a percentage of sales increased 20 basis points to 3.8% for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014.
Income from Operations
Income from operations increased 49.0%, or $9.4 million, to $28.5 million for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014. For the thirteen weeks ended July 26, 2015, we incurred a net benefit of $0.1 million in connection with store closure and exit activities related to the stores closed during the first quarter of fiscal year 2015. For the thirteen weeks ended July 27, 2014, we recognized charges of approximately $9.8 million associated with store closure and exit activities. Excluding the store closure and exit activities, adjusted income from operations was $28.4 million for the thirteen weeks ended July 26, 2015, compared to adjusted income from operations of $28.9 million for the thirteen weeks ended July 27, 2014.
Income from operations as a percentage of sales increased 190 basis points to 6.4% for the thirteen weeks ended July 26, 2015, compared to 4.5% for the thirteen weeks ended July 27, 2014. The increase in income from operations as a percentage of sales was primarily due to a decrease in store closure costs for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014. Adjusted income from operations as a percentage of sales decreased 40 basis points to 6.4% for the thirteen weeks ended July 26, 2015, compared to 6.8% for the thirteen weeks ended July 27, 2014, primarily related to a decreased gross margin rate.
The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to GAAP income from operations for the thirteen weeks ended July 26, 2015 compared to the thirteen weeks ended July 27, 2014.

	For the Thirteen Weeks Ended
	July 26, 2015	July 27, 2014
	(amounts in millions)
	(unaudited)
Income from operations	$28.5	$19.1
Store closure and exit costs (1)	(0.1)	9.8

Adjusted income from operations	$28.4	$28.9

(1) During the thirteen weeks ended July 26, 2015, we incurred a net benefit of approximately $0.1 million in connection with closure and exit activities related to the stores closed during the first quarter of fiscal year 2015, which was recorded to the “Impairments and store closure costs” line item on the Consolidated Statements of Comprehensive Income. During the thirteen weeks ended July 27, 2014, we incurred approximately $9.8 million of expenses associated with closure and exit activities, which was recorded to the “Impairments and store closure costs” line item on the Consolidated Statements of Comprehensive Income. Income from operations is not adjusted for certain ongoing expenses for closed locations which occur on a recurring basis.
Interest Expense
Interest expense decreased $0.1 million to $1.0 million for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014.

Income Tax Expense
Income taxes for the thirteen weeks ended July 26, 2015 resulted in an effective tax rate of approximately 36.5%, compared to the income tax rate of approximately 36.7% for the thirteen weeks ended July 27, 2014.

Net Income
Net income increased 53.4%, or $6.1 million, to $17.5 million for the thirteen weeks ended July 26, 2015, compared to the thirteen weeks ended July 27, 2014. During the thirteen weeks ended July 27, 2014, net income was affected by pre-tax charges of $9.8 million associated with store closure and exit costs. Adjusted net income decreased 0.8%, or $0.1 million, to

$17.4 million, for the thirteen weeks ended July 26, 2015, compared to adjusted net income of $17.5 million for the thirteen weeks ended July 27, 2014.
Net income as a percentage of sales for the thirteen weeks ended July 26, 2015 increased 130 basis points to 4.0% from 2.7% for the thirteen weeks ended July 27, 2014. Adjusted net income as a percentage of sales for the thirteen weeks ended July 26, 2015 decreased 20 basis points to 3.9% from 4.1% for the thirteen weeks ended July 27, 2014.
The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to GAAP net income, as well as the related impact to our diluted earnings per share for the thirteen weeks ended July 26, 2015 compared to the thirteen weeks ended July 27, 2014.

	For the Thirteen Weeks Ended
	July 26, 2015		July 27, 2014
	(amounts in millions, except per share amounts)
	(unaudited)

	Net	Diluted Earnings	Net	Diluted Earnings
	Income	Per Share, after tax	Income	Per Share, after tax
Net income	$17.5	$0.36	$11.4	$0.24
Store closure and exit costs	(0.1)	0.00	9.8	0.13
Tax provision (1)	0.0	0.00	(3.6)	0.00
Adjusted net income (2)	$17.4	$0.36	$17.5	$0.36

(1) Tax provision represents the additional income tax expense if the items above were excluded from the calculation of taxable income. The amounts shown for each item in the “Adjusted Diluted Earnings Per Share, after tax” columns are net of the impact of the tax provision.
(2) The totals may not equal the sum of the components due to rounding.
Twenty-Six Weeks Ended July 26, 2015 Compared to the Twenty-Six Weeks Ended July 27, 2014

Sales
Sales increased 6.0%, or $50.9 million, to $904.1 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014, resulting from a $4.6 million decrease in comparable store sales and a $55.5 million increase in non-comparable store sales. There were 150 comparable stores and 24 non-comparable stores open at July 26, 2015.
Comparable store sales decreased 0.6% to $796.9 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014. For the twenty-six weeks ended July 26, 2015, comparable store sales were driven by a 0.3% decrease in the number of transactions and a 0.3% decrease in the average transaction size. Average customer transaction size for comparable stores decreased to $31.49 for the twenty-six weeks ended July 26, 2015, compared to $31.58 for the twenty-six weeks ended July 27, 2014.
Gross Profit
Gross profit increased 6.1%, or $17.7 million, to $309.6 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014. The amount of the increase in gross profit attributable to increased sales was $17.4 million and an increase of $0.3 million was attributable to the gross margin rate. The gross margin rate was 34.2% for the twenty-six weeks ended July 26, 2015 and the twenty-six weeks ended July 27, 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 5.3%, or $10.5 million, to $208.7 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the twenty-six weeks ended July 26, 2015, store-level compensation expenses increased $7.0 million, other store operating expenses increased $3.4 million, and corporate general and administrative expenses increased $0.7 million, which included approximately $0.4 million related to the previously announced leadership changes. This was partially offset by a decrease in pre-opening expenses of $0.7 million as we opened eight new stores during the twenty-six weeks ended July 26, 2015, compared to 11 new store openings during the twenty-six weeks ended July 27, 2014.
As a percentage of sales, selling, general and administrative expenses decreased by 10 basis points to 23.1% for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014. The decrease in selling, general and administrative expenses as a percentage of sales for the twenty-six weeks ended July 26, 2015 was primarily due to lower incentive compensation expenses, partially offset by $2.1 million of investments in marketing and store productivity programs, compared to the twenty-six weeks ended July 27, 2014.
Impairments and Store Closure Costs
During the twenty-six weeks ended July 26, 2015, we recorded $14.3 million of impairments and store closure costs, which included $13.9 million of store closure and exit costs in connection with our departure from the California market, compared to $16.6 million for the twenty-six weeks ended July 27, 2014, which included $16.4 million of store closure and exit costs in connection with the closure of four stores in March 2014. These costs included certain lease liabilities, severance, write-down and loss on disposal of fixed assets, and other exit costs.
Depreciation Expense
Depreciation expense increased 8.6%, or $2.6 million, to $32.9 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014, principally due to store unit growth, remodels, and refreshes. Depreciation expense as a percentage of sales remained flat at 3.6% for the twenty-six weeks ended July 26, 2015 and for the twenty-six weeks ended July 27, 2014.
Income from Operations
Income from operations increased 14.8%, or $6.9 million, to $53.6 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014. For the twenty-six weeks ended July 26, 2015, we recognized charges of approximately $14.5 million associated with store closure and exit activities and the liquidation of inventory for closed locations, and approximately $0.4 million in connection with previously announced leadership changes. For the twenty-six weeks ended July 27, 2014, we recognized charges of approximately $16.8 million associated with store closure and exit activities, including the liquidation of inventory and other costs associated with store closure activities for closed locations. Excluding these items, adjusted income from operations was $68.5 million for the twenty-six weeks ended July 26, 2015, an increase of 7.9% from adjusted income from operations of $63.5 million for the twenty-six weeks ended July 27, 2014.
Income from operations as a percentage of sales increased 40 basis points to 5.9% for the twenty-six weeks ended July 26, 2015, compared to 5.5% for the twenty-six weeks ended July 27, 2014. The increase in income from operations as a percentage of sales was primarily due to a decrease in store closure and exit costs for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014. Adjusted income from operations as a percentage of sales increased 20 basis points to 7.6% for the twenty-six weeks ended July 26, 2015, compared to 7.4% for the twenty-six weeks ended July 27, 2014, primarily related to a decrease in incentive compensation expense.

The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to GAAP income from operations for the twenty-six weeks ended July 26, 2015 compared to the twenty-six weeks ended July 27, 2014.

	For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014
	(amounts in millions)
	(unaudited)
Income from operations	$53.6	$46.7
Store closure and exit costs (1)	14.5	16.8
Leadership change-related charges	0.4	—

Adjusted income from operations	$68.5	$63.5

(1) During the twenty-six weeks ended July 26, 2015, we incurred approximately $14.5 million of expenses in connection with closure and exit activities, with approximately $13.9 million recorded to the “Impairments and store closure costs” line item and approximately $0.6 million for the liquidation of inventory and other costs recorded to other line items on the Consolidated Statements of Comprehensive Income. During the twenty-six weeks ended July 27, 2014, we incurred approximately $16.8 million of expenses associated with closure and exit activities, with approximately $16.4 million recorded to the “Impairments and store closure costs” line item and approximately $0.4 million for the liquidation of inventory and other costs recorded to other line items on the Consolidated Statements of Comprehensive Income. Income from operations is not adjusted for certain ongoing expenses for closed locations which occur on a recurring basis.
Interest Expense
Interest expense decreased $0.3 million to $2.0 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014.

Income Tax Expense
Income taxes for the twenty-six weeks ended July 26, 2015 resulted in an effective tax rate of 36.8%, compared to the income tax rate of 37.1% for the twenty-six weeks ended July 27, 2014.

Net Income
Net income increased 16.7%, or $4.7 million, to $32.6 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014. Net income was negatively affected by pre-tax charges of $14.9 million associated with store closure costs related to exiting the California market during the twenty-six weeks ended July 26, 2015 and costs associated with leadership changes, compared to pre-tax charges of $16.8 million associated with store closure and exit costs for the twenty-six weeks ended July 27, 2014. Adjusted net income increased 9.0%, or $3.5 million, to $41.9 million, for the twenty-six weeks ended July 26, 2015, compared to adjusted net income of $38.4 million for the twenty-six weeks ended July 27, 2014.
Net income as a percentage of sales for the twenty-six weeks ended July 26, 2015 increased 30 basis points to 3.6% from 3.3% for the twenty-six weeks ended July 27, 2014. Adjusted net income as a percentage of sales increased 10 basis points to 4.6% for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014.

The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to GAAP net income, as well as the related impact to our diluted earnings per share for the twenty-six weeks ended July 26, 2015 compared to the twenty-six weeks ended July 27, 2014.

	For the Twenty-Six Weeks Ended
	July 26, 2015		July 27, 2014
	(amounts in millions, except per share amounts)
	(unaudited)

	Net	Diluted Earnings	Net	Diluted Earnings
	Income	Per Share, after tax	Income	Per Share, after tax
Net income	$32.6	$0.67	$28.0	$0.58
Store closure and exit costs	14.5	0.19	16.8	0.22
Leadership change-related charges	0.4	0.00	—	—
Tax provision (1)	(5.6)	0.00	(6.4)	0.00
Adjusted net income (2)	$41.9	$0.86	$38.4	$0.79

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
At July 26, 2015, we had approximately $73.4 million in cash and cash equivalents and $149.6 million in borrowing availability under the Credit Agreement.
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

A summary of our operating, investing and financing activities for the twenty-six weeks ended July 26, 2015 and July 27, 2014 is shown in the following table:

	For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014
Net cash provided by operating activities	$77,406	$68,213
Net cash used in investing activities	(53,651)	(40,271)
Net cash provided by (used in) financing activities	1,143	(22,488)
Net increase in cash and cash equivalents	$24,898	$5,454

 Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, realized gain or loss on disposal of property and equipment, share-based compensation, changes in deferred income taxes, and the effect of changes in assets and liabilities.

	For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014
Net income	$32,638	$27,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,016	30,406
Loss on disposals of property and equipment	5,606	1,791
Share-based compensation	2,608	3,703
Excess tax (benefit) shortfall from share-based compensation	(90)	157
Deferred income taxes	(6,122)	(16,280)
Changes in assets and liabilities	9,750	20,475
Net cash provided by operating activities	$77,406	$68,213

Net cash provided by operating activities increased 13.5%, or $9.2 million, to $77.4 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014. The increase in net cash provided by operating activities was primarily due to lower tax payments and the timing of various working capital items.

Investing Activities
Cash used in investing activities consists primarily of capital expenditures for opening new stores, remodeling, refreshing and relocating existing stores, as well as investments in information technology and merchandising enhancements.

	For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014
Purchases of property and equipment	$(54,343)	$(40,363)
Proceeds from sale of property and equipment	692	92
Net cash used in investing activities	$(53,651)	$(40,271)

Capital expenditures increased 34.6%, or $14.0 million, to $54.3 million for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014. Capital expenditures related to new, remodeled, and refreshed stores totaled $48.3 million for the twenty-six weeks ended July 26, 2015, compared to $37.1 million for the twenty-six weeks ended July 27, 2014.

We plan to spend approximately $95.0 million to $105.0 million on capital expenditures during fiscal 2015, primarily related to new and remodeled stores.
We plan to open 18 new stores during fiscal 2015, eight of which were opened as of July 26, 2015, and to remodel or refresh nine to ten stores, eight of which were completed as of July 26, 2015.

Financing Activities
Cash provided by and used in financing activities consists primarily of borrowings and payments under our revolving credit facility. We currently do not intend to pay cash dividends on our common stock.

	For the Twenty-Six Weeks Ended
	July 26, 2015	July 27, 2014
Borrowings on revolving credit facility	$—	$118,133
Payments made on revolving credit facility	—	(139,833)
Payments made for debt issuance costs	—	(441)
Payments made on capital and financing lease obligations	(580)	(292)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	78	95
Excess tax benefit (shortfall) from share-based compensation	90	(157)
Payments made on withholding tax for restricted stock vesting	(993)	(155)
Proceeds from exercise of share-based compensation awards	2,548	162
Net cash provided by (used in) financing activities	$1,143	$(22,488)

Net cash provided by financing activities for the twenty-six weeks ended July 26, 2015 increased $23.6 million, to $1.1 million. There was no net activity for our revolving credit facility for the twenty-six weeks ended July 26, 2015, compared to net payments of $21.7 million for the twenty-six weeks ended July 27, 2014. Additionally, there was an increase in net proceeds from the exercise of share-based compensation awards for the twenty-six weeks ended July 26, 2015, compared to the twenty-six weeks ended July 27, 2014.

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
We were in compliance with all debt covenants under the Credit Agreement as of July 26, 2015.

Stock Repurchase Program
In August 2015, our Board of Directors authorized a $200.0 million stock repurchase program. The primary source of funds for stock repurchases will be cash flows from operations net of investing activities. Repurchases under the program may be made through open market transactions at prevailing market prices, with block trades permitted from time to time and in the discretion of our management and as market conditions allow. The timing of the repurchases and the actual amount repurchased will depend on a variety of factors, including the amount of cash flow available for repurchases, the market price for our shares and general market and economic conditions. No repurchases have been made under the program through August 27, 2015. Repurchases are expected to commence during or after September 2015.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at July 26, 2015 consisted of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations and lease obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the twenty-six weeks ended July 26, 2015. For a more comprehensive discussion of our contractual obligations see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.
Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. These estimates and assumptions are affected by management’s application of accounting policies. On an ongoing basis, management evaluates its estimates and judgments. Critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements include accounting for inventories, impairment of long-lived assets, closed store reserves, leases, insurance reserves, taxes and share-based compensation, which are discussed in more detail under the caption “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.

Seasonality
The food retail industry and our sales are affected by seasonality. Our average weekly sales fluctuate during the year and are usually highest in the fourth quarter when customers make holiday purchases.
Inflation
While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen and twenty-six weeks ended July 26, 2015. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.
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
Based on that evaluation, our Interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of July 26, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Interim President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen weeks ended July 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Part II. Other Information

Item 1. Legal Proceedings
From time to time, we are involved in various legal proceedings in the ordinary course of business, including, but not limited to, claims, disputes, litigation, and investigations relating to labor and employment, contracts, product liability, leasing and construction, and other commercial and regulatory matters. Although we cannot predict with certainty the ultimate resolution of any lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of operations, except for the proceeding described in the immediately succeeding paragraph, which could have a material adverse effect on us.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three-month period ended July 26, 2015:

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
	Total	Average	Purchased	that May Yet
	Number	Price	as Part of a	be
	of Shares	Paid Per	Publicly	Purchased
	Purchased	Share	Announced	under the
Period	(1)	($)	Program	Program
April 27, 2015 through May 27, 2015	—	—	—	—
May 28, 2015 through June 27, 2015	138	$32.69	—	—
June 28, 2015 through July 26, 2015	—	—	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to certain employees.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information (unaudited) from The Fresh Market, Inc.’s Quarterly Report on Form 10-Q for the period ended July 26, 2015, filed on August 27, 2015, formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 27, 2015	THE FRESH MARKET, INC.

	By:	/s/ Jeffrey B. Short
Jeffrey B. Short
Vice President and Controller
(Principal Accounting Officer)