Form 10-Q
period 2015-10-25
Fresh Market, Inc.
filed 2015-12-01
CIK 1489979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 25, 2015

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

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of November 18, 2015 was 46,991,746 shares.

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

The forward-looking statements contained in this Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The following are some of the factors that could cause actual future results to differ materially from those expressed in any forward-looking statements: accounting entries and adjustments at the close of a fiscal quarter; unexpected expenses and risks associated with our business; our ability to remain competitive in the areas of merchandise quality, price, breadth of selection, customer service and convenience; the effective management of our merchandise buying and inventory levels; the quality and safety of food products and other items that we may sell; our ability to anticipate and/or react to changes in customer demand; changes in economic and financial conditions, including U.S. fiscal and monetary policy, and the resulting impact on consumer confidence; other changes in consumer confidence and spending; unexpected consumer responses to promotional programs; unusual, unpredictable and/or severe weather conditions, including their effect on our supply chain and our store operations; the effectiveness of our logistics and supply chain model, including the ability of our third-party logistics providers to meet our product demands and restocking needs on a cost competitive basis; the execution and management of our store growth, including the availability and cost of acceptable real estate locations for new store openings, the capital that we utilize in connection with new store development and the anticipated time between lease execution and store opening; the mix of our new store openings as between build to suit sites and second-generation, as-is sites and as between existing markets and newer markets; the actions of third parties involved in our store growth activities, including property owners, landlords, property managers, contractors, subcontractors, government agencies, and current tenants who occupy one or more of our proposed new store locations, all of whom may be impacted by their financial condition, their lenders, their activities outside of those focused on our new store growth and other tenants, customers and business partners of theirs; impairment of recorded goodwill and other long-lived assets; global economies and credit and financial markets; our ability to maintain the security of electronic and other confidential and/or personal information; serious disruptions and catastrophic events; competition; personnel recruitment and retention; acquisitions and divestitures, including the ability to integrate successfully any such acquisitions; information systems and technology; commodity, energy, fuel and other cost increases; compliance with laws, regulations and orders; changes in laws and regulations; outcomes of litigation and proceedings and the availability of insurance, indemnification and other third-party coverage of any losses suffered in connection therewith; tax matters; numerous other matters of national, regional and global scale, including those of a political, economic, business, and competitive nature; the outcome of the strategic and financial review being conducted by the Company and the Board of Directors; and other factors, many of which are beyond our control. A further description of these and other risks and uncertainties can be found under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 25, 2015. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. You should bear this in mind as you consider forward-looking statements.

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

The Fresh Market, Inc.

Form 10-Q
For the Thirteen and Thirty-Nine Weeks Ended October 25, 2015

Part I. Financial Information

Item 1. Financial Statements
The Fresh Market, Inc. Consolidated Balance Sheets (In thousands, except share amounts) (unaudited)

	October 25, 2015	January 25, 2015
Assets
Current assets:
Cash and cash equivalents	$37,328	$48,486
Accounts receivable	7,936	12,442
Inventories	68,398	61,237
Prepaid expenses and other current assets	3,870	4,633
Income tax benefit	4,825	622
Deferred income taxes	9,095	6,957
Total current assets	131,452	134,377
Property and equipment, net	411,720	392,194
Deferred income taxes	6,595	1,452
Other assets	7,157	9,429
Total assets	$556,924	$537,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,871	$45,592
Accrued liabilities	78,287	74,641
Total current liabilities	127,158	120,233
Capital and financing lease obligations	32,493	33,337
Closed store reserves	9,787	10,187
Deferred income taxes	—	929
Deferred rent	14,662	13,797
Deferred lease incentives	17,085	14,117
Other liabilities	16,518	16,065
Total noncurrent liabilities	90,545	88,432

Commitments and contingencies (Notes 2 and 9)

Stockholders’ equity:
Preferred stock – $0.01 par value; 40,000,000 shares authorized, none issued	—	—
Common stock – $0.01 par value; 200,000,000 shares authorized, 46,922,644 and 48,392,201 shares issued and outstanding as of October 25, 2015 and January 25, 2015, respectively	468	483
Additional paid-in capital	127,950	122,526
Retained earnings	210,803	205,778
Total stockholders’ equity	339,221	328,787
Total liabilities and stockholders’ equity	$556,924	$537,452

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
 Consolidated Statements of Comprehensive Income
(In thousands, except share and per share amounts)
(unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Sales	$433,124	$419,450	$1,337,260	$1,272,679
Cost of goods sold (exclusive of depreciation shown separately)	289,106	281,375	883,687	842,723
Gross profit	144,018	138,075	453,573	429,956

Operating expenses:
Selling, general and administrative expenses	109,568	100,781	318,305	299,048
Impairments and store closure costs	304	(2,728)	14,565	13,881
Depreciation	17,462	15,694	50,384	45,996
Income from operations	16,684	24,328	70,319	71,031
Interest expense	1,020	1,086	2,988	3,307
Income before provision for income taxes	15,664	23,242	67,331	67,724
Tax provision	5,673	8,358	24,702	24,879
Net income and comprehensive income	$9,991	$14,884	$42,629	$42,845

Net income per share:
Basic	$0.21	$0.31	$0.88	$0.89

Diluted	$0.21	$0.31	$0.88	$0.88

Weighted-average common shares outstanding:
Basic	47,994,052	48,291,724	48,320,885	48,280,457

Diluted	48,108,663	48,480,657	48,462,303	48,446,013

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(unaudited)

	Common Stock, $0.01 par value
	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at January 26, 2014	48,260,804	$483	$113,029	$142,753	$256,265

Exercise of share-based awards	88,108	—	1,938	—	1,938
Issuance of common stock pursuant to restricted stock units	22,729	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	5,056	—	170	—	170
Vesting of restricted stock awards, non-employee directors	11,374	—	—	—	—
Vesting of executive restricted stock awards	4,130	—	—	—	—
Withholding tax on restricted stock vesting	—	—	(468)	—	(468)
Share-based compensation	—	—	7,533	—	7,533
Tax benefit related to exercise of share-based awards	—	—	324	—	324
Net Income	—	—	—	63,025	63,025

Balance at January 25, 2015	48,392,201	$483	$122,526	$205,778	$328,787

Exercise of share-based awards	111,489	1	2,581	—	2,582
Issuance of common stock pursuant to restricted stock units	17,815	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	4,217	—	120	—	120
Vesting of restricted stock awards, non-employee directors	11,218	—	—	—	—
Vesting of executive restricted stock awards	1,941	—	—	—	—
Withholding tax on restricted stock vesting	—	—	(1,009)	—	(1,009)
Share-based compensation	—	—	3,652	—	3,652
Tax benefit related to exercise of share-based awards	—	—	80	—	80
Repurchase of common stock	(1,616,237)	(16)	—	(37,604)	(37,620)
Net Income	—	—	—	42,629	42,629

Balance at October 25, 2015	46,922,644	$468	$127,950	$210,803	$339,221

See accompanying notes to consolidated financial statements.

The Fresh Market, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014
Operating activities
Net income	$42,629	$42,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,524	46,147
Loss on disposals of property and equipment	5,588	1,916
Gain on assignment of capital lease	—	(1,508)
Share-based compensation	3,652	5,513
Excess tax (benefit) shortfall from share-based compensation	(80)	158
Deferred income taxes	(8,210)	(15,300)
Change in assets and liabilities:
Accounts receivable	4,506	2,984
Inventories	(7,161)	(8,876)
Prepaid expenses and other assets	2,899	(41)
Income tax benefit	(4,203)	(4,907)
Accounts payable	3,279	4,305
Closed store reserves	3,417	14,018
Accrued and other liabilities	8,677	10,952
Net cash provided by operating activities	105,517	98,206

Investing activities
Purchases of property and equipment	(80,634)	(64,478)
Proceeds from sale of property and equipment	745	102
Net cash used in investing activities	(79,889)	(64,376)

Financing activities
Borrowings on revolving credit facility	—	137,233
Payments made on revolving credit facility	—	(161,933)
Payments made for debt issuance costs	—	(499)
Payments made on capital and financing lease obligations	(938)	(562)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	120	132
Excess tax benefit (shortfall) from share-based compensation	80	(158)
Payments made on withholding tax for restricted stock vesting	(1,009)	(162)
Proceeds from exercise of share-based compensation awards	2,581	234
Payments made to repurchase common stock	(37,620)	—
Net cash used in financing activities	(36,786)	(25,715)

Net (decrease) increase in cash and cash equivalents	(11,158)	8,115
Cash and cash equivalents at beginning of period	48,486	11,745

Cash and cash equivalents at end of period	$37,328	$19,860

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,821	$3,172

Cash paid during the period for taxes	$37,268	$45,522

Non-cash investing and financing activities:
Property and equipment acquired through capital and financing lease obligations	$51	$5,884

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
The Company has determined that it has one reportable segment. The Company’s revenues come from the sale of items at its specialty food stores. The Company’s primary focus is on perishable categories, which include meat, seafood, produce, deli, bakery, floral, sushi and prepared foods. Non-perishable categories consist of traditional grocery, frozen and dairy products as well as bulk, coffee, candy, and beer and wine. The following is a summary of the percentage for the sales of perishable and non-perishable items:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Perishable	65.8%	65.5%	66.3%	65.9%
Non-perishable	34.2%	34.5%	33.7%	34.1%

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
In April 2015, the FASB issued ASU No. 2015-05 (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the customer should account for the arrangement as a service contract. ASU No. 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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
In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers Deferral of the Effective Date, which deferred the effective date of the new revenue recognition standard by one year; as a result, public entities would apply the new revenue standard to annual reporting periods, and interim periods within those annual reporting periods, beginning after December 31, 2017. Early adoption is permitted for all entities only as of annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2016. The guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the effect this guidance will have on its consolidated financial statements and related disclosures.

2. Long-Term Debt

The Company had no outstanding borrowings as of October 25, 2015 or January 25, 2015.
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
The Credit Agreement provides for total borrowings of up to $175,000. Under the terms of the Credit Agreement, the Company is entitled to request an increase in the size of the facility by an amount not exceeding $100,000 in the aggregate. If the existing lenders elect not to provide the full amount of a requested increase, or in lieu of accepting offers from existing lenders to increase their commitments, the Company may designate one or more other lenders to become a party to the Credit Agreement, subject to the approval of the Administrative Agent. The Credit Agreement includes a letter of credit sublimit of $60,000, of which $25,393 was outstanding at October 25, 2015 and $25,434 was outstanding at January 25, 2015. The beneficiaries of these letters of credit are the Company’s workers’ compensation and general liability insurance carriers. The Credit Agreement also includes a swing line sublimit of $15,000.
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
Nonrecurring Fair Value Measurements
The Company recorded $5,122 of lease obligation costs as a nonrecurring fair value measurement in connection with its store closures during the thirty-nine weeks ended October 25, 2015. These lease obligation costs are included in the “Accrued liabilities” and “Closed store reserves” line items on the accompanying Consolidated Balance Sheets. The lease obligations were estimated based on the present value of the minimum lease payments less an estimate of sublease income, which is a Level 2 fair value measurement.
The Company wrote-down the carrying value of certain fixed assets to its estimated proceeds, which is a Level 2 fair value measurement, in connection with the store closure and exit activities during the thirty-nine weeks ended October 25, 2015. The write-down of $5,595 is included in the “Impairments and store closure costs” line item on the accompanying Consolidated Statements of Comprehensive Income.
The Company recorded these nonrecurring fair value measurements in the first quarter of fiscal 2015, and it did not record any other nonrecurring fair value measurements during the thirty-nine weeks ended October 25, 2015.

4. Impairments and Store Closure Costs
Store Closure Costs
During the first quarter of fiscal year 2015, the Company exited the California market and recorded charges primarily consisting of certain lease obligations, write-down and loss on disposal of fixed assets, and severance costs associated with its California locations. The Company expects to incur approximately $15,000 in store closure and exit costs in fiscal year 2015 related to exiting these locations. Changes in market and economic conditions could cause the Company to change its assumptions and may require adjustments to the reserves.
The Company closed four stores in the first quarter of fiscal year 2014 and recorded charges primarily consisting of certain lease obligations, write-down and (gain) loss on disposal of fixed assets and severance costs associated with those stores.
Impairments and store closure costs for the thirteen and thirty-nine weeks ended October 25, 2015 and October 26, 2014 were as follows:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Lease obligation and related costs	$106	$(1,541)	$7,654	$11,800
Gain on assignment of capital lease	—	(1,508)	—	(1,508)
Write-down and (gain) loss on disposal of fixed assets	(25)	98	5,570	1,852
Employee and severance costs	—	1	788	768
Other charges	223	222	553	969
	$304	$(2,728)	$14,565	$13,881
During the thirteen weeks ended October 25, 2015, the Company incurred $304 of expenses associated with closed stores that primarily related to ongoing expenses for closed locations.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

4. Impairments and Store Closure Costs (continued)
During the thirteen weeks ended October 26, 2014, the Company recognized a net benefit of $2,728 for impairments and store closure costs of which $2,904 primarily related to a gain on the assignment of a capital lease and changes in estimates related to its lease commitments for previously closed stores.
During the thirty-nine weeks ended October 25, 2015, the Company incurred $15,121 of expenses associated with closed stores, with $14,565 recorded to the “Impairments and store closure costs” line item and $556 for the liquidation of inventory and other costs associated with the store closure activities recorded to other line items on the accompanying Consolidated Statements of Comprehensive Income. The $14,565 recorded to the “Impairments and store closure costs” line item consisted of: (i) $13,992 in connection with closure and exit activities for closed locations; and (ii) ongoing expenses for closed locations.
During the thirty-nine weeks ended October 26, 2014, the Company incurred $14,299 of expenses associated with closed stores, with $13,881 recorded to the “Impairments and store closure costs” line item and $418 for the liquidation of inventory and other costs associated with the store closure activities recorded to other line items on the accompanying Consolidated Statements of Comprehensive Income. The $13,881 recorded to the “Impairments and store closure costs” line item consisted of: (i) $13,467 in connection with closure and exit activities for closed locations; and (ii) ongoing expenses for closed locations.

Closed Store Reserves
Activity for the closed store reserves for the thirty-nine weeks ended October 25, 2015 and for the fifty-two weeks ended January 25, 2015 was as follows:

	For the Thirty-Nine Weeks Ended	For the Fifty-Two Weeks Ended
	October 25, 2015	January 25, 2015
Beginning balance	$11,299	$1,812
Additions and adjustments	5,209	14,498
Payments	(1,792)	(5,011)
Ending balance	$14,716	$11,299

Closed store reserves include amounts for occupancy costs related to closed stores, which represent the present value of the remaining non-cancelable lease payments required under operating leases for the closed stores, less an estimate of subtenant income. During the thirty-nine weeks ended October 25, 2015 and the fifty-two weeks ended January 25, 2015, the Company recorded net reserves for occupancy costs. Closed store reserves of $4,929 and $1,112 are included in the “Accrued liabilities” line item and $9,787 and $10,187 are included in the “Closed store reserves” line item on the accompanying Consolidated Balance Sheets at October 25, 2015 and January 25, 2015, respectively.

5. Stockholders’ Equity

Stock Repurchase Program

In August 2015, the Company’s Board of Directors authorized a $200,000 stock repurchase program. The primary source of funds for stock repurchases are cash flows from operations net of investing activities. Repurchases under the program are made through open market transactions at prevailing market prices, with block trades permitted from time to time and in the discretion of the Company’s management and as the market conditions allow. The timing of the repurchases and the actual amount repurchased depends on a variety of factors, including the amount of cash flow available for repurchases, the market price of the Company’s shares and general market and economic conditions.

During the thirteen and thirty-nine weeks ended October 25, 2015, the Company acquired 1,616,237 shares of its outstanding common stock for $37,620, including applicable commissions, under the stock repurchase program. The Company recognizes the cost of stock repurchases in excess of par value as a reduction to retained earnings.

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Share-based Compensation

The Company grants share-based awards under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. As of October 25, 2015, approximately 1,200,000 shares of the Company’s common stock were available for share-based awards.
Share-based compensation expense is recorded in the “Selling, general and administrative expenses” line item on the accompanying Consolidated Statements of Comprehensive Income. Total share-based compensation for the thirteen and thirty-nine weeks ended October 25, 2015 and October 26, 2014 was comprised of the following:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Stock options	$498	$872	$1,722	$2,679
Restricted stock units, employees	467	385	1,533	1,234
Restricted stock units, non-employee directors	214	—	319	—
Executive restricted stock awards	(135)	318	279	952
Restricted stock awards, non-employee directors	—	105	138	315
Performance share units	—	130	(339)	305
Other share-based awards	—	—	—	28
	$1,044	$1,810	$3,652	$5,513

During the thirteen weeks ended October 25, 2015, the Company recognized a net benefit of $135 due to the forfeiture of executive restricted stock awards in connection with certain leadership changes.
During the thirty-nine weeks ended October 25, 2015, the Company recognized a net benefit of $339 in connection with performance share units. In July 2015, the Company determined that the minimum level of achievement to meet the performance goal was not probable, and, as a result, the total cumulative expense recognized for the performance share units was reversed, resulting in a net benefit of $430.
The following table summarizes option activity under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan (in thousands) for the thirty-nine weeks ended October 25, 2015:

Balance at January 25, 2015	888
Granted	682
Exercised	(111)
Expired	(3)
Forfeited	(63)

Balance at October 25, 2015	1,393

Total remaining unearned compensation costs	$6,166

Weighted-average remaining service period	2.7 years

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

6. Share-based Compensation (continued)
The following table summarizes the activity for the thirty-nine weeks ended October 25, 2015 for the Company’s existing restricted stock unit programs and restricted stock award programs (in thousands):

	Restricted Stock Units, Employees	Restricted Stock Units, Non-Employee Directors	Executive Restricted Stock Awards	Restricted Stock Awards, Non-Employee Directors
Balance at January 25, 2015	97	—	56	11
Granted	144	25	—	—
Vested	(28)	—	(3)	(11)
Forfeited	(19)	—	(10)	—
Balance at October 25, 2015	194	25	43	—

Total remaining unearned compensation costs	$4,729	$487	$425	$—

Weighted-average remaining service period	2.8 years	0.6 years	0.9 years	0.0 years

7. Earnings per Share
 The computation of basic earnings per share is based on the number of weighted-average common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of common stock equivalents consisting of incremental common shares deemed outstanding from the assumed exercise of stock options and vesting of restricted stock units and restricted stock awards. The Company excluded the dilutive effect of its performance share awards and performance share units since the related performance conditions had not been satisfied for the thirteen and thirty-nine weeks ended October 25, 2015 and October 26, 2014.
A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows (in thousands, except share and per share amounts):

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Net income available to common stockholders (numerator for basic and diluted earnings per share)	$9,991	$14,884	$42,629	$42,845

Weighted-average common shares outstanding (denominator for basic earnings per share)	47,994,052	48,291,724	48,320,885	48,280,457
Potential common shares outstanding:
Incremental shares from share-based awards	114,611	188,933	141,418	165,556
Weighted-average common shares outstanding and potential additional common shares outstanding (denominator for diluted earnings per share)	48,108,663	48,480,657	48,462,303	48,446,013

Basic earnings per share	$0.21	$0.31	$0.88	$0.89
Diluted earnings per share	$0.21	$0.31	$0.88	$0.88

The Fresh Market, Inc.
Notes to Consolidated Financial Statements - (continued)

7. Earnings per Share (continued)
For the thirteen weeks ended October 25, 2015 and October 26, 2014, there were approximately 1,081,000 and 654,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive. For the thirty-nine weeks ended October 25, 2015 and October 26, 2014, there were approximately 826,000 and 607,000 shares, respectively, excluded from the computation of diluted weighted-average common shares outstanding because such shares were antidilutive.

8. Supplementary Balance Sheet Information

The following table reflects supplementary balance sheet information for the Company’s property and equipment, net at October 25, 2015 and January 25, 2015:

	October 25, 2015	January 25, 2015
Buildings	$65,725	$65,658
Store fixtures and equipment	402,662	364,711
Leasehold improvements	272,569	242,966
Office furniture, fixtures and equipment	15,710	13,692
Automobiles	1,128	1,315
Construction in progress	20,696	31,341
Total property and equipment	778,490	719,683
Accumulated depreciation	(366,770)	(327,489)
Total property and equipment, net	$411,720	$392,194

The following table reflects supplementary balance sheet information for the Company’s accrued liabilities at October 25, 2015 and January 25, 2015:

	October 25, 2015	January 25, 2015
Accrued compensation and benefits	$33,884	$31,698
Accrued occupancy cost	9,390	8,569
Other accrued taxes	5,046	4,619
Accrued construction and maintenance costs	6,613	11,030
Closed store reserves	4,929	1,112
Other accrued liabilities	18,425	17,613
Total accrued liabilities	$78,287	$74,641

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
The Fresh Market, Inc. is a specialty grocery retailer focused on creating an extraordinary food shopping experience for our customers. Since opening our first store in 1982, we have offered high-quality food products, with an emphasis on fresh, premium perishables and an uncompromising commitment to customer service. We seek to provide an attractive, convenient shopping environment while offering our customers a compelling price-value combination. As of October 25, 2015, we operated 180 stores in 27 states across the United States.
We believe several key differentiating elements of our business have enabled us to execute our strategy profitably across our expanding store base. Within our smaller-box format, we focus on higher-margin food categories and strive to deliver a more personal level of service and a more enjoyable shopping experience. Further, our smaller-box format is adaptable to different retail sites and configurations and has facilitated our successful growth. Additionally, we believe our disciplined, comprehensive approach to planning and merchandising and the support we provide our stores allow us to deliver a consistent shopping experience.

On October 20, 2015, we announced that we and our Board of Directors are conducting a strategic and financial review of our business. This review may result in pursuing value-enhancing initiatives as a standalone company, capital structure optimization, or the sale of our business or other business combination. In the event that our Board of Directors concludes that pursuing any potential strategic alternative is in the best interests of our stockholders, any such process will be conducted in a manner designed to maximize value for all stockholders. We do not intend to comment further regarding the strategic and financial review until our Board of Directors approves a specific action or concludes its review.

How We Assess the Performance of Our Business
In assessing our performance, we consider a variety of performance and financial measures. The key measures that we assess to evaluate the performance of our business are set forth below.
Sales
Our sales comprise gross sales net of coupons, commissions and discounts.
The food retail industry and our sales are affected by general economic conditions and seasonality, as well as the factors discussed below, that may affect our comparable store sales. Consumer purchases of specialty food products are particularly sensitive to a number of factors that influence the levels of consumer spending, including economic conditions, the level of disposable consumer income, consumer debt, interest rates and consumer confidence. In addition, our business is seasonal and, as a result, our average weekly sales fluctuate during the year and are usually highest in the fiscal fourth quarter when customers make holiday purchases.
Comparable Store Sales
Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. We believe that comparability is achieved approximately fifteen months after opening. When a store that is included in comparable store sales is remodeled, relocated or refreshed, we continue to consider sales from that store to be comparable store sales. When a store is closed it is removed from comparable store sales in the period it is closed. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by our competitors.

Various factors may affect comparable store sales, including:

•	overall economic trends and conditions, including general price levels in the economy;

•	consumer confidence, preferences and buying trends;

•	our competition, including competitor store openings or closings near our stores;

•	our competitors expanding their offerings of premium/perishable products;

•	the pricing of our products, including the effects of inflation, deflation and our promotional activities which we evaluate and adjust in the ordinary course of our business;

•	the number of customer transactions at our stores;

•	our ability to provide an assortment of distinctive, high-quality product offerings to generate new and repeat visits to our stores;

•	the level of customer service that we provide in our stores;

•	our in-store merchandising-related activities;

•	our ability to source products efficiently;

•	our opening of new stores in the vicinity of our existing stores;

•	the number of stores we open, remodel, relocate or refresh in any period; and

•	severe or unfavorable weather conditions.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include certain retail store and corporate costs, including compensation (both cash and share-based), pre-opening expenses, marketing and advertising, and other corporate administrative costs. Share-based compensation expenses include those arising from grants made under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan. Pre-opening expenses are costs incurred in connection with the opening of new stores and include costs associated with store labor, travel, recruiting, relocating and training personnel and other miscellaneous costs. Pre-opening costs are expensed as incurred.
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
Impairments and Store Closure Costs

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include a decision to close a store or negative or declining operating cash flows. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. A decline in sales or other factors could expose us to future impairment charges that could be material.

We record a reserve for future lease obligations associated with stores that have closed or unopened leased locations that we decide not to pursue. The fair value of the lease liability is estimated using a discount rate to calculate the present value of the remaining non-cancelable lease payments at the cease use date for the location, net of an estimate of subtenant income. Our expectations of potential subtenant income are based on various factors including our knowledge of the geographical area in which the property is located, the remaining lease term and existing conditions. We also seek advice from local brokers and agents, commercial market value analysts, and third-party fair value reports to develop our assumptions. Changes in market and economic conditions could cause us to change our assumptions and may require adjustments to the reserves.
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
Non-GAAP Adjusted Financial Results

In addition to presenting our financial results in conformity with GAAP in this Form 10-Q, we are also presenting results on an “adjusted” basis in order to exclude the impact of (i) charges associated with store closure and exit costs, impairments of certain real estate and store related assets for the thirteen and thirty-nine weeks ended October 25, 2015 and October 26, 2014, (ii) charges related to changes in leadership for the thirteen and thirty-nine weeks ended October 25, 2015 and (iii) charges related to the strategic and financial review of the Company for the thirteen and thirty-nine weeks ended October 25, 2015. Additionally, these charges reflect an estimated provision for income taxes for the thirteen and thirty-nine weeks ended October 25, 2015 and October 26, 2014. Except where the context otherwise requires, the use of the term “adjusted” or “as adjusted” with reference to the financial results discussed in this management’s discussion and analysis refers to the adjusted results described in this paragraph. These adjusted financial results are non-GAAP financial measures. These measures are not in accordance with, or an alternative to, GAAP and are reconciled to the Company’s most recent GAAP financial statement in “Period to Period Comparisons - Thirteen Weeks Ended October 25, 2015 Compared to the Thirteen Weeks Ended October 26, 2014” and “Period to Period Comparisons - Thirty-Nine Weeks Ended October 25, 2015 Compared to the Thirty-Nine Weeks Ended October 26, 2014” below. The Company’s management believes that these presentations provide useful information to management, analysts and investors regarding certain additional financial and business trends relating to the Company’s results of operations and financial condition. In addition, the Company’s management uses these measures to review the Company’s financial results and evaluate its business operations. We believe that the presentation of adjusted financial results facilitates an understanding of our operations without the impact associated with the charges referenced above. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

	For the Thirteen Weeks Ended				For the Thirty-Nine Weeks Ended
	October 25, 2015		October 26, 2014		October 25, 2015		October 26, 2014
	(amounts in thousands, except share and per share amounts)
Consolidated Statements of Income Data (unaudited):
Sales	$433,124	100.0%	$419,450	100.0%	$1,337,260	100.0%	$1,272,679	100.0%
Cost of goods sold	289,106	66.8%	281,375	67.1%	883,687	66.1%	842,723	66.2%
Gross profit	144,018	33.2%	138,075	32.9%	453,573	33.9%	429,956	33.8%
Selling, general and administrative expenses	109,568	25.3%	100,781	24.0%	318,305	23.8%	299,048	23.5%
Impairments and store closure costs	304	0.1%	(2,728)	(0.7)%	14,565	1.1%	13,881	1.1%
Depreciation	17,462	4.0%	15,694	3.7%	50,384	3.8%	45,996	3.6%
Income from operations	16,684	3.9%	24,328	5.8%	70,319	5.3%	71,031	5.6%
Interest expense	1,020	0.2%	1,086	0.3%	2,988	0.2%	3,307	0.3%
Income before provision for income taxes	15,664	3.6%	23,242	5.5%	67,331	5.0%	67,724	5.3%
Tax provision	5,673	1.3%	8,358	2.0%	24,702	1.8%	24,879	2.0%
Net income	$9,991	2.3%	$14,884	3.5%	$42,629	3.2%	$42,845	3.4%

Net income per share:
Basic	$0.21		$0.31		$0.88		$0.89
Diluted	$0.21		$0.31		$0.88		$0.88
Shares used in computation of net income per share:
Basic	47,994,052		48,291,724		48,320,885		48,280,457
Diluted	48,108,663		48,480,657		48,462,303		48,446,013

Percentage totals in the above table may not equal the sum of the components due to rounding.

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014	October 25, 2015	October 26, 2014
Other Operating Data (unaudited):
Number of stores at end of period	180	164	180	164
Comparable store sales growth (1)	(3.7)%	3.3%	(1.6)%	2.9%
Gross square footage at end of period (in thousands)	3,826	3,463	3,826	3,463
Average comparable store size (gross square feet) (2)	21,123	21,076	21,134	21,098
Comparable store sales per gross square foot during period (2)	$119	$127	$377	$395

(1)
Our practice is to include sales from a store in comparable store sales beginning on the first day of the sixteenth full month following the store’s opening. When a store that is included in comparable store sales is remodeled, relocated or refreshed, we continue to consider sales from that store to be comparable store sales. When a store is closed it is removed from comparable store sales in the period it is closed. There may be variations in the way that our competitors calculate comparable or “same store” sales. As a result, data in this Form 10-Q regarding our comparable store sales may not be comparable to similar data made available by our competitors.

(2)
Average comparable store size and comparable store sales per gross square foot are calculated using the gross square footage and sales for stores included within our comparable store base for each month during the given period.

Period to Period Comparisons

Thirteen Weeks Ended October 25, 2015 Compared to the Thirteen Weeks Ended October 26, 2014

Sales
Sales increased 3.3%, or $13.7 million, to $433.1 million for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014, resulting from a $28.7 million increase in non-comparable store sales and a $15.0 million decrease in comparable store sales. There were 156 comparable stores and 24 non-comparable stores open at October 25, 2015.
Comparable store sales decreased 3.7% to $386.5 million for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014. The decrease in comparable store sales was the result of a 3.7% decrease in the number of transactions. Average customer transaction size for comparable stores was $30.59 for the thirteen weeks ended October 25, 2015, compared to $30.58 for the thirteen weeks ended October 26, 2014.
Gross Profit
Gross profit increased 4.3%, or $5.9 million, to $144.0 million for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014. The amount of the increase in gross profit attributable to increased sales was $4.5 million and the amount attributable to the change in gross margin rate was $1.4 million. The gross margin rate increased 30 basis points to 33.2% for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014. The increase in gross margin rate was driven primarily by reduced supply chain costs, reduced store supplies expenses, and a favorable LIFO expense adjustment, partially offset by an increase in occupancy costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 8.7%, or $8.8 million, to $109.6 million for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirteen weeks ended October 25, 2015, store-level compensation expenses increased $5.4 million and other store operating expenses increased $1.0 million. Corporate general and administrative expenses increased $2.1 million for the thirteen weeks ended October 25, 2015. Included in corporate general and administrative expenses was $1.6 million related to the previously announced leadership changes.
As a percentage of sales, selling, general and administrative expenses increased by 130 basis points to 25.3% for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014. The increase in selling, general and administrative expenses as a percentage of sales for the thirteen weeks ended October 25, 2015 was primarily due to increased store labor expenses on lower comparable store sales, along with previously announced leadership change charges of 40 basis points and investments in marketing and store productivity programs, partially offset by a decrease in incentive compensation expense, compared to the thirteen weeks ended October 26, 2014.
Impairments and Store Closure Costs
During the thirteen weeks ended October 25, 2015, we recorded $0.3 million of impairments and store closure costs, compared to a net benefit of $2.7 million for the thirteen weeks ended October 26, 2014, of which $2.9 million was primarily related to a gain on the assignment of a capital lease and changes in estimates related to lease commitments for previously closed stores.

Depreciation Expense
Depreciation expense increased 11.3%, or $1.8 million, to $17.5 million for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014, principally due to store unit growth, remodels and refreshes. Depreciation expense as a percentage of sales increased 30 basis points to 4.0% for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014.
Income from Operations
Income from operations decreased 31.4%, or $7.6 million, to $16.7 million for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014. For the thirteen weeks ended October 25, 2015, we recognized charges of $1.6 million in connection with previously announced leadership changes. Additional charges of $0.2 million were recognized during the thirteen weeks ended October 25, 2015 associated with store closure and exit costs and our strategic and financial review of the business. For the thirteen weeks ended October 26, 2014, we recognized a net benefit of approximately $2.9 million associated with store closure and exit activities. Excluding these items, adjusted income from operations was $18.5 million for the thirteen weeks ended October 25, 2015, compared to adjusted income from operations of $21.4 million for the thirteen weeks ended October 26, 2014.
Income from operations as a percentage of sales decreased 190 basis points to 3.9% for the thirteen weeks ended October 25, 2015, compared to 5.8% for the thirteen weeks ended October 26, 2014. The decrease in income from operations as a percentage of sales was primarily due to a net benefit in connection with the store closure and exit costs for the thirteen weeks ended October 26, 2014 and an increase in leadership change charges for the thirteen weeks ended October 25, 2015. Adjusted income from operations as a percentage of sales decreased 80 basis points to 4.3% for the thirteen weeks ended October 25, 2015, compared to 5.1% for the thirteen weeks ended October 26, 2014, primarily related to increased selling, general and administrative expenses partially offset by an increase in gross margin rate.
The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to GAAP income from operations for the thirteen weeks ended October 25, 2015 compared to the thirteen weeks ended October 26, 2014.

	For the Thirteen Weeks Ended
	October 25, 2015	October 26, 2014
	(amounts in millions)
	(unaudited)
Income from operations	$16.7	$24.3
Store closure and exit costs (1)	0.1	(2.9)
Leadership change-related charges (2)	1.6	—
Strategic and financial review charges (3)	0.1	—
Adjusted income from operations (4)	$18.5	$21.4

(1) During the thirteen weeks ended October 25, 2015, we incurred expenses of $0.1 million in connection with store closure and exit activities, compared to a net benefit of approximately $2.9 million during the thirteen weeks ended October 26, 2014 in connection with the gain on assignment of a capital lease and changes in estimates related to our lease commitments for previously closed stores, which was recorded to the “Impairments and store closure costs” line item on the Consolidated Statements of Comprehensive Income. Income from operations is not adjusted for certain ongoing expenses for closed locations which occur on a recurring basis.
(2) During the thirteen weeks ended October 25, 2015, we incurred expenses of $1.6 million in connection with previously announced leadership changes, which was recorded to the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.
(3) During the thirteen weeks ended October 25, 2015, we incurred expenses of $0.1 million in connection with the Company’s strategic and financial review of the business, which was recorded to the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.
(4) The totals may not equal the sum of the components due to rounding.

Interest Expense
Interest expense decreased $0.1 million to $1.0 million for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014.

Income Tax Expense
Income taxes for the thirteen weeks ended October 25, 2015 resulted in an effective tax rate of approximately 36.2%, compared to an effective tax rate of approximately 36.0% for the thirteen weeks ended October 26, 2014.

Net Income
Net income decreased 32.9%, or $4.9 million, to $10.0 million for the thirteen weeks ended October 25, 2015, compared to the thirteen weeks ended October 26, 2014. During the thirteen weeks ended October 25, 2015, net income was affected by pre-tax charges of $1.6 million associated with leadership changes and pre-tax charges of $0.2 million associated with store closure and exit costs and the Company’s strategic and financial review of the business, compared to a pre-tax net benefit of $2.9 million as a result of adjustments to previously recorded store closure and exit costs. Adjusted net income decreased 15.5%, or $2.0 million, to $11.0 million, for the thirteen weeks ended October 25, 2015, compared to adjusted net income of $13.0 million for the thirteen weeks ended October 26, 2014.
Net income as a percentage of sales for the thirteen weeks ended October 25, 2015 decreased 120 basis points to 2.3% from 3.5% for the thirteen weeks ended October 26, 2014. Adjusted net income as a percentage of sales for the thirteen weeks ended October 25, 2015 decreased 60 basis points to 2.5% from 3.1% for the thirteen weeks ended October 26, 2014.
The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to GAAP net income, as well as the related impact to our diluted earnings per share for the thirteen weeks ended October 25, 2015 compared to the thirteen weeks ended October 26, 2014.

	For the Thirteen Weeks Ended
	October 25, 2015		October 26, 2014
	(amounts in millions, except per share amounts)
	(unaudited)

	Net	Diluted Earnings	Net	Diluted Earnings
	Income	Per Share, after tax	Income	Per Share, after tax
Net income	$10.0	$0.21	$14.9	$0.31
Store closure and exit costs	0.1	0.00	(2.9)	(0.04)
Leadership change-related charges	1.6	0.02	—	—
Strategic and financial review charges	0.1	0.00	—	—
Tax (provision) benefit (1)	(0.8)	0.00	1.0	0.00
Adjusted net income (2)	$11.0	$0.23	$13.0	$0.27

(1) The tax (provision) benefit represents the effect on income tax expense, determined as if the items above were excluded from the calculation of taxable income. The amounts shown for each item in the “Diluted Earnings Per Share, after tax” columns are net of the impact of the tax (provision) benefit.
(2) The totals may not equal the sum of the components due to rounding.

Thirty-Nine Weeks Ended October 25, 2015 Compared to the Thirty-Nine Weeks Ended October 26, 2014

Sales
Sales increased 5.1%, or $64.6 million, to $1.34 billion for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014, resulting from an $84.2 million increase in non-comparable store sales and a $19.6 million decrease in comparable store sales. There were 156 comparable stores and 24 non-comparable stores open at October 25, 2015.

Comparable store sales decreased 1.6% to $1.18 billion for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014. For the thirty-nine weeks ended October 25, 2015, the decrease in comparable store sales was driven by a 1.5% decrease in the number of transactions and a 0.1% decrease in the average transaction size. Average customer transaction size for comparable stores was $31.19 for the thirty-nine weeks ended October 25, 2015, compared to $31.24 for the thirty-nine weeks ended October 26, 2014.
Gross Profit
Gross profit increased 5.5%, or $23.6 million, to $453.6 million for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014. The amount of the increase in gross profit attributable to increased sales was $21.8 million and an increase of $1.8 million was attributable to the change in gross margin rate. The gross margin rate was 33.9% for the thirty-nine weeks ended October 25, 2015, compared to 33.8% for the thirty-nine weeks ended October 26, 2014.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased 6.4%, or $19.3 million, to $318.3 million for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014. The increase in selling, general and administrative expenses was primarily attributable to an increase in the number of stores in operation during the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014, which led to higher overall store-level compensation expenses and other costs to operate our stores. With more stores in operation during the thirty-nine weeks ended October 25, 2015, store-level compensation expenses increased $12.4 million and other store operating expenses increased $4.4 million. Corporate general and administrative expenses increased $2.9 million for the thirty-nine weeks ended October 25, 2015, which included $2.0 million related to the previously announced leadership changes. This was partially offset by a decrease in pre-opening expenses of $0.5 million as we opened 14 new stores during the thirty-nine weeks ended October 25, 2015, compared to 17 new store openings during the thirty-nine weeks ended October 26, 2014.
As a percentage of sales, selling, general and administrative expenses increased by 30 basis points to 23.8% for the thirty-nine weeks ended October 25, 2015, compared to 23.5% for the thirty-nine weeks ended October 26, 2014. The increase in selling, general and administrative expenses as a percentage of sales for the thirty-nine weeks ended October 25, 2015 was primarily due to increased store labor expenses on lower comparable store sales, along with previously announced leadership change charges of 20 basis points and investments in marketing and store productivity programs, partially offset by lower incentive compensation expenses, compared to the thirty-nine weeks ended October 26, 2014.
Impairments and Store Closure Costs
During the thirty-nine weeks ended October 25, 2015, we recorded $14.6 million of impairments and store closure costs, which included $14.0 million of store closure and exit costs in connection with our departure from the California market, compared to $13.9 million for the thirty-nine weeks ended October 26, 2014, which included $13.5 million of store closure and exit costs in connection with the closure of four stores in March 2014. These costs included certain lease liabilities, severance, write-down and loss on disposal of fixed assets, and other exit costs.
Depreciation Expense
Depreciation expense increased 9.5%, or $4.4 million, to $50.4 million for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014, principally due to store unit growth, remodels and refreshes. Depreciation expense as a percentage of sales increased 20 basis points to 3.8% for the thirty-nine weeks ended October 25, 2015, compared to 3.6% for the thirty-nine weeks ended October 26, 2014.
Income from Operations
Income from operations decreased 1.0%, or $0.7 million, to $70.3 million for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014. For the thirty-nine weeks ended October 25, 2015, we recognized charges of approximately $14.5 million associated with store closure and exit activities and the liquidation of inventory for closed locations, and approximately $2.1 million in connection with previously announced leadership changes and the Company’s strategic and financial review of the business. For the thirty-nine weeks ended October 26, 2014, we recognized charges of approximately $13.9 million associated with store closure and exit activities, including the liquidation of inventory and other costs associated with store closure activities for closed locations. Excluding these items, adjusted income from operations was $87.0 million for the thirty-nine weeks ended October 25, 2015, an increase of 2.5% from adjusted income from operations of $84.9 million for the thirty-nine weeks ended October 26, 2014.

Income from operations as a percentage of sales decreased 30 basis points to 5.3% for the thirty-nine weeks ended October 25, 2015, compared to 5.6% for the thirty-nine weeks ended October 26, 2014. The decrease in income from operations as a percentage of sales was primarily due to an increase in store closure and exit costs and charges related to previously announced leadership changes for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014. Adjusted income from operations as a percentage of sales decreased 20 basis points to 6.5% for the thirty-nine weeks ended October 25, 2015, compared to 6.7% for the thirty-nine weeks ended October 26, 2014, primarily related to an increase in selling, general and administrative expenses, partially offset by an increase in the gross margin rate.
The following table provides an unaudited reconciliation of adjusted income from operations, a non-GAAP financial measure, to GAAP income from operations for the thirty-nine weeks ended October 25, 2015 compared to the thirty-nine weeks ended October 26, 2014.

	For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014
	(amounts in millions)
	(unaudited)
Income from operations	$70.3	$71.0
Store closure and exit costs (1)	14.5	13.9
Leadership change-related charges (2)	2.0	—
Strategic and financial review charges (3)	0.1	—
Adjusted income from operations (4)	$87.0	$84.9

(1) During the thirty-nine weeks ended October 25, 2015, we incurred approximately $14.5 million of expenses in connection with closure and exit activities, with approximately $14.0 million recorded to the “Impairments and store closure costs” line item and approximately $0.5 million for the liquidation of inventory and other costs recorded to other line items on the Consolidated Statements of Comprehensive Income. During the thirty-nine weeks ended October 26, 2014, we incurred approximately $13.9 million of expenses associated with closure and exit activities, with approximately $13.5 million recorded to the “Impairments and store closure costs” line item and approximately $0.4 million for the liquidation of inventory and other costs recorded to other line items on the Consolidated Statements of Comprehensive Income. Income from operations is not adjusted for certain ongoing expenses for closed locations which occur on a recurring basis.
(2) During the thirty-nine weeks ended October 25, 2015, we incurred $2.0 million of expenses in connection with previously announced leadership changes, which was recorded to the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.
(3) During the thirty-nine weeks ended October 25, 2015, we incurred $0.1 million of expenses in connection with the Company’s strategic and financial review of the business, which was recorded to the “Selling, general and administrative expenses” line item on the Consolidated Statements of Comprehensive Income.
(4) The totals may not equal the sum of the components due to rounding.

Interest Expense
Interest expense decreased $0.3 million to $3.0 million for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014.

Income Tax Expense
Income taxes remained flat and resulted in an effective tax rate of approximately 36.7% for the thirty-nine weeks ended October 25, 2015 and October 26, 2014.

Net Income
Net income decreased 0.5%, or $0.2 million, to $42.6 million for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014. Net income was negatively affected by pre-tax charges of $14.5 million associated with store closure and exit costs and pre-tax charges of $2.1 million associated with leadership changes and the Company’s strategic and financial review of the business during the thirty-nine weeks ended October 25, 2015, compared to pre-tax charges of $13.9 million associated with store closure and exit costs for the thirty-nine weeks ended October 26, 2014. Adjusted net income increased 2.8%, or $1.5 million, to $52.9 million, for the thirty-nine weeks ended October 25, 2015, compared to adjusted net income of $51.4 million for the thirty-nine weeks ended October 26, 2014.
Net income as a percentage of sales for the thirty-nine weeks ended October 25, 2015 decreased 20 basis points to 3.2% from 3.4% for the thirty-nine weeks ended October 26, 2014. Adjusted net income as a percentage of sales remained flat at 4.0% for the thirty-nine weeks ended October 25, 2015 and October 26, 2014.
The following table provides an unaudited reconciliation of adjusted net income, a non-GAAP financial measure, to GAAP net income, as well as the related impact to our diluted earnings per share for the thirty-nine weeks ended October 25, 2015 compared to the thirty-nine weeks ended October 26, 2014.

	For the Thirty-Nine Weeks Ended
	October 25, 2015		October 26, 2014
	(amounts in millions, except per share amounts)
	(unaudited)

	Net	Diluted Earnings	Net	Diluted Earnings
	Income	Per Share, after tax	Income	Per Share, after tax
Net income	$42.6	$0.88	$42.8	$0.88
Store closure and exit costs	14.5	0.19	13.9	0.18
Leadership change-related charges	2.0	0.03	—	—
Strategic and financial review charges	0.1	0.00	—	—
Tax provision (1)	(6.4)	(0.01)	(5.3)	0.00
Adjusted net income (2)	$52.9	$1.09	$51.4	$1.06

(1) The tax provision represents the effect on income tax expense, determined as if the items above were excluded from the calculation of taxable income. The amounts shown for each item in the “Diluted Earnings Per Share, after tax” columns are net of the impact of the tax provision.
(2) The totals may not equal the sum of the components due to rounding.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand and cash generated from operations. Our primary uses of cash are purchases of inventory, operating expenses, capital expenditures primarily for opening new stores and remodeling, relocating and refreshing existing stores, repurchases of common stock, debt service and corporate taxes. We believe that the cash on hand and cash generated from operations, together with the borrowing availability under the Credit Agreement, will be sufficient to meet our working capital needs for at least the next twelve months, including investments made, and expenses incurred, in connection with opening new stores and remodeling, relocating and refreshing existing stores and other investments, such as information technology and projects to improve operational efficiencies. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within a few days of the related sale.
At October 25, 2015, we had approximately $37.3 million in cash and cash equivalents and $149.6 million in borrowing availability under the Credit Agreement.
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

A summary of our operating, investing and financing activities for the thirty-nine weeks ended October 25, 2015 and October 26, 2014 is shown in the following table:

	For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014
	(amounts in thousands)
	(unaudited)
Net cash provided by operating activities	$105,517	$98,206
Net cash used in investing activities	(79,889)	(64,376)
Net cash used in financing activities	(36,786)	(25,715)
Net (decrease) increase in cash and cash equivalents	$(11,158)	$8,115

 Operating Activities
Cash provided by operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, write-down and realized gain or loss on disposal of property and equipment, share-based compensation, changes in deferred income taxes, and the effect of changes in assets and liabilities.

	For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014
	(amounts in thousands)
	(unaudited)
Net income	$42,629	$42,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,524	46,147
Loss on disposals of property and equipment	5,588	1,916
Gain on assignment of capital lease	—	(1,508)
Share-based compensation	3,652	5,513
Excess tax (benefit) shortfall from share-based compensation	(80)	158
Deferred income taxes	(8,210)	(15,300)
Changes in assets and liabilities	11,414	18,435
Net cash provided by operating activities	$105,517	$98,206

Net cash provided by operating activities increased 7.4%, or $7.3 million, to $105.5 million for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014. The increase in net cash provided by operating activities was primarily due to lower tax payments and the timing of various working capital items.

Investing Activities
Cash used in investing activities consists primarily of capital expenditures for opening new stores, remodeling, relocating and refreshing existing stores, as well as investments in information technology and merchandising enhancements.

	For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014
	(amounts in thousands)
	(unaudited)
Purchases of property and equipment	$(80,634)	$(64,478)
Proceeds from sale of property and equipment	745	102
Net cash used in investing activities	$(79,889)	$(64,376)

Capital expenditures increased 25.1%, or $16.2 million, to $80.6 million for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014. Capital expenditures related to new, remodeled and refreshed stores totaled $70.2 million for the thirty-nine weeks ended October 25, 2015, compared to $59.0 million for the thirty-nine weeks ended October 26, 2014.
We plan to spend approximately $95.0 million to $105.0 million on capital expenditures during fiscal 2015, primarily related to new, remodeled and refreshed stores.
We plan to open 18 new stores during fiscal 2015, 14 of which were opened as of October 25, 2015, and to remodel or refresh nine stores, eight of which were completed as of October 25, 2015. During fiscal 2014, we opened 22 new stores, 17 of which were opened as of October 26, 2014.

Financing Activities
Cash provided by and used in financing activities consists primarily of borrowings and payments under our revolving credit facility and repurchases of common stock. We currently do not intend to pay cash dividends on our common stock.

	For the Thirty-Nine Weeks Ended
	October 25, 2015	October 26, 2014
	(amounts in thousands)
	(unaudited)
Borrowings on revolving credit facility	$—	$137,233
Payments made on revolving credit facility	—	(161,933)
Payments made for debt issuance costs	—	(499)
Payments made on capital and financing lease obligations	(938)	(562)
Proceeds from issuance of common stock pursuant to employee stock purchase plan	120	132
Excess tax benefit (shortfall) from share-based compensation	80	(158)
Payments made on withholding tax for restricted stock vesting	(1,009)	(162)
Proceeds from exercise of share-based compensation awards	2,581	234
Payments made to repurchase common stock	(37,620)	—
Net cash used in financing activities	$(36,786)	$(25,715)

Net cash used in financing activities for the thirty-nine weeks ended October 25, 2015 increased 43.1%, or $11.1 million, to $36.8 million. Net cash used in financing activities was primarily attributable to repurchases of common stock for the thirty- nine weeks ended October 25, 2015. There was no net activity for our revolving credit facility for the thirty-nine weeks ended October 25, 2015, compared to net payments of $24.7 million for the thirty-nine weeks ended October 26, 2014. Additionally, there was an increase in net proceeds of $2.3 million from the exercise of share-based compensation awards for the thirty-nine weeks ended October 25, 2015, compared to the thirty-nine weeks ended October 26, 2014.

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
In addition, the Credit Agreement provides that we are required to maintain the following financial ratios:

•
a consolidated leverage ratio as of the end of any fiscal quarter of not more than 4.25 to 1.00, based upon the ratio of (i) Adjusted Funded Debt (as defined in the Credit Agreement) minus certain cash and cash equivalents in excess of $5.0 million as of the end of each fiscal quarter to (ii) Consolidated EBITDAR (as defined in the Credit Agreement) for the period consisting of the four fiscal quarters then ending; and

•
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
We were in compliance with all debt covenants under the Credit Agreement as of October 25, 2015.

Stock Repurchase Program
In August 2015, our Board of Directors authorized a $200.0 million stock repurchase program. The primary source of funds for stock repurchases are cash flows from operations net of investing activities. Repurchases under the program are made through open market transactions at prevailing market prices, with block trades permitted from time to time and in the discretion of our management and as market conditions allow. The timing of the repurchases and the actual amount repurchased depends on a variety of factors, including the amount of cash flow available for repurchases, the market price for our shares and general market and economic conditions.
During the thirteen and thirty-nine weeks ended October 25, 2015, we acquired 1,616,237 shares of our outstanding common stock for $37.6 million, including applicable commissions, under the stock repurchase program.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements at October 25, 2015 consisted of operating leases. We have no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt obligations and lease obligations. No material changes outside the ordinary course of business have occurred in our contractual obligations during the thirty-nine weeks ended October 25, 2015. For a more comprehensive discussion of our contractual obligations see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 25, 2015.
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
Inflation
While inflation may impact our sales and cost of goods sold, we believe the effects of inflation on our results of operations and financial condition were not significant for the thirteen and thirty-nine weeks ended October 25, 2015. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that, as of October 25, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the thirteen weeks ended October 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three-month period ended October 25, 2015:

					Approximate
				Total	Dollar Value
				Number of	of Shares
				Shares	that May Yet
	Total		Average	Purchased	be
	Number		Price	as Part of a	Purchased
	of Shares		Paid Per	Publicly	under the
	Purchased		Share	Announced	Program
Period	(1)		($)	Program	($)
(In thousands, except share amounts and price per share data)
July 27, 2015 through August 26, 2015	—		—	—	—
August 27, 2015 through September 26, 2015	757,263		23.58	757,263	182,143
September 27, 2015 through October 25, 2015	859,026	(2)	23.01	858,974	162,380
Shares purchased for the three months ended October 25, 2015	1,616,289			1,616,237

(1)
Includes shares of common stock purchased under a stock repurchase program authorized by our Board of Directors in August 2015 for the repurchase of up to $200.0 million of our common stock. Through October 25, 2015, we repurchased and retired a total of 1,616,237 shares at an aggregate cost of $37.6 million under this program.

(2)	Includes 52 shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to a certain employee.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Employment Offer Letter for Richard A. Anicetti dated August 31, 2015, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 4, 2015.
10.2*	Restricted Stock Unit Award Agreement under The Fresh Market, Inc. 2010 Omnibus Incentive Compensation Plan, dated September 1, 2015, by and between Sean Crane and The Fresh Market, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information (unaudited) from The Fresh Market, Inc.’s Quarterly Report on Form 10-Q for the period ended October 25, 2015, filed on December 3, 2015, formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 1, 2015	THE FRESH MARKET, INC.

	By:	/s/ Jeffrey B. Short
Jeffrey B. Short
Vice President and Controller
(Principal Accounting Officer)